Form 10QSB
period 2000-09-30
IGENISYS INC
filed 2000-11-20
CIK 1098065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2000


            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to_________


                         Commission File No. 000-31871


                                iGENISYS, INC.
             -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



     Colorado                                          84-1485196
--------------------------------                  -----------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)


                        654 North Belt East, Suite 310
                             Houston, Texas 77060
            ------------------------------------------------------
              (Address of principal executive offices)(Zip code)


                                (281) 820-0200
              --------------------------------------------------
              (Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at November 20, 2000:  10,925,025
                         iGENISYS, INC. AND SUBSIDIARY

                                     INDEX

PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----
Item 1.   Financial statements:

          Independent accountants' report                                    3

          Condensed consolidated balance sheet - September 30, 2000        4-5

          Condensed consolidated statements of operations -
          three and six months ended September 30, 2000 and 1999             6

          Condensed consolidated statements of cash flows -
          six months ended September 30, 2000 and 1999                     7-8

          Notes to condensed consolidated financial statements            9-11

Item 2.   Management's discussion and analysis of financial condition
          and results of operations                                      12-22

PART II.  OTHER INFORMATION                                                 23

SIGNATURES                                                                  24

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
iGeniSys, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of iGeniSys, Inc. and subsidiary as of September 30, 2000, and the related condensed consolidated statements of operations for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

GELFOND HOCHSTADT PANGBURN, P.C.




Denver, Colorado
November 17, 2000


                         iGENISYS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                    ASSETS
                                    ------

CURRENT ASSETS:
Cash and cash equivalents                  $    25,170
Accounts receivable, net of allowance
  for doubtful accounts $65,400                783,277
Contracts in process                            80,848
Prepaid expenses and other                      17,105
                                            -----------

     Total current assets                      906,400

FURNITURE AND EQUIPMENT, net                   113,844

INTANGIBLES AND OTHER ASSETS:
Development costs, net of accumulated
  amortization $110,464 (Note 2)               413,949
Deferred offering costs (Note 3)                90,608
Deposits and other                               8,903
                                           ------------

                                           $ 1,533,704
                                           ============

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES:
Revolving line of credit                   $         -
Notes Payable:
  Related parties (Note 4)                   1,065,096
  Other                                         91,258
Current portion of obligations under
  capital leases                                 2,133
Accounts payable                               749,018
Accrued expenses                               362,209
Deferred contract revenue                        9,000
Management fees payable, affiliate              96,000
                                            -----------
     Total current liabilities               2,374,714
                                            -----------
LONG-TERM DEBT:
Long-term portion of obligations under
  capital leases                                16,752
                                            -----------

     Total liabilities                       2,391,466
                                            -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY) (Note 5):
Preferred stock, $.01 par value; authorized
  50,000,000 shares; no shares issued and
  outstanding                                        -
Common stock, $.001 par value; authorized
  100,010,000 shares:
  Class A; issued and outstanding 10,915,025
     shares                                     10,915
Class B; issued and outstanding 10,000
  shares                                            10
Additional paid-in capital                   1,229,250
Accumulated deficit                         (2,097,937)
                                            -----------
     Total shareholders' equity
       (deficiency)                           (857,762)
                                            -----------

                                           $ 1,533,704
                                            ===========


  The accompanying notes are an integral part of these financial statements.

                         iGENISYS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)

                    For the three months      For the Six Months
                    Ended September 30,       Ended September 30,
                   ----------------------    ----------------------
                     2000          1999       2000         1999
                     -----         -----      -----       ------

REVENUES         $  753,681    $  712,609   $1,689,061  $1,542,924
                 -----------   -----------  ----------- -----------

OPERATING EXPENSES:
Contract costs      321,598       369,718      729,691     927,748
Research and
  development             -        71,508            -     196,806
Selling, general
  and administra-
  tive:
  Affiliates          9,000         9,000       18,000      18,000
  Other             464,130       451,613    1,014,072     867,901
Depreciation and
  amortization       42,667        43,738       85,115      74,515
                 -----------   -----------   ---------- -----------
                    837,395       945,577    1,846,878   2,084,970
                 -----------   -----------   ---------- -----------

OPERATING LOSS      (83,714)     (232,968)    (157,817)   (542,046)
                  -----------  -----------   ---------- -----------

INTEREST EXPENSE:
Related parties      41,078             -       69,168       8,204
Other                23,043        19,701       58,205      44,131
                  -----------  -----------   ---------- -----------

                     64,121        19,701      127,373      52,335
                  -----------  -----------   ---------- -----------

NET LOSS         $ (147,835)   $ (252,669)  $ (285,190) $ (594,381)
                 ===========   ===========  =========== ===========

BASIC AND DILUTED
  LOSS PER COMMON
  SHARE          $     (.01)   $     (.02)  $     (.03) $     (.06)
                 ===========   ===========  =========== ===========
WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES
  OUTSTANDING    10,925,025    10,240,695   10,925,025  10,099,640
                 ===========   ===========  =========== ===========


  The accompanying notes are an integral part of these financial statements.

                         iGENISYS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)


                                      2000           1999
                                   ----------      ---------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                           $ (285,190)    $(594,381)
Adjustments to reconcile net
  loss to net cash (used in)
  provided by operating
  activities -
  Provision for doubtful accounts      43,100        20,500
Depreciation and amortization          85,115        74,515
(Increase) decrease in -
  Accounts receivable                (125,156)      365,972
  Contracts in process                 28,055        65,980
  Prepaid expenses and other
     assets                             2,456       (27,457)
Increase (decrease) in -
  Accounts payable                    105,626        40,442
  Accrued expenses                     67,926        25,936
  Deferred contract revenue           (24,000)            -
  Management fees payable,
     affiliate                         18,000        18,000
  Due to affiliate                          -       (34,931)
                                  ------------  ------------

Net cash used by operating
  activities                          (84,068)      (45,424)
                                  ------------  ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchases of furniture and
  equipment                           (10,006)      (41,474)
Development costs                    (122,436)      (19,265)
                                  ------------  ------------

Net cash used in investing
  activities                         (132,442)      (60,739)
                                  ------------  ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
(Repayment of) increase in bank
  overdraft                                         (39,860)
Repayment of notes payable,
  related party                       (31,287)            -
Proceeds from notes payable,
  related party                        220,000            -
Increase (decrease) in line of
  credit, net, related party          627,674      (335,909)
Increase (decrease) in line of
  credit, net                        (540,731)      287,869
Repayments of obligations under
  capital leases                       (8,006)      (15,316)
Deferred offering costs               (37,373)            -
Proceeds from issuance of common
  stock                                     -       246,800
                                  ------------  ------------

Net cash provided by financing
  activities                          230,277       143,584
                                  ------------  ------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     13,767        37,421

CASH AND CASH EQUIVALENTS,
  BEGINNING                            11,403             -
                                  ------------  ------------

CASH AND CASH EQUIVALENTS ENDING   $   25,170     $  37,421
                                  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Cash paid for interest             $   87,232     $  52,335
                                  ============  ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In August 1999, an affiliate's note payable of $91,258 to a bank was assumed by the Company in exchange for a $91,258 reduction in amounts the Company owed to the affiliate.


                         iGENISYS, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

1.   Basis of presentation:

     The condensed consolidated financial statements of iGeniSys, Inc. and subsidiary (the "Company") for the three-month and six-month periods ended September 30, 2000 and 1999, have been prepared by the Company, without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2000, and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form SB-2 filed November 6, 2000 with the Securities and Exchange Commission. The results of operations for the three and six months ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

     The condensed consolidated financial statements as of and for the periods ended September 30, 2000 include the accounts of iGeniSys, Inc., and GeniSys Information Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Recent accounting pronouncements:

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued in June 1998. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities, therefore management believes SFAS No. 133 will not impact the Company's financial position or results of operations.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No.101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Currently, the Company believes it complies with the accounting and disclosure described in SAB No. 101, therefore, management believes that SAB No. 101 will not impact the Company's financial statements.

3.   Development costs:

     The Company's software development costs consist primarily of enhancements and software production costs related to products for which technological and market feasibility has been established. Accordingly, such costs are capitalized as incurred. In the six month period ended September 30, 2000 the Company capitalized costs of approximately $122,000. Amortization of the capitalized cost begins, on a straight-line basis over the estimated lives of the products, which is generally three years, when the product is complete. Amortization expense of approximately $54,000 and $46,000 was recorded related to these costs during the six month periods ended September 30, 2000 and 1999, respectively and approximately $27,000 and $30,000 during the three months ended September 30, 2000 and 1999, respectively. Capitalization ceases when the product has been completed and the product is ready for release to our customers. Prior to the establishment of technological and market feasibility, development costs are expensed. None of these costs were incurred under contracts with customers. In the six month and three month periods ended September 30, 2000, the Company did not incurred any costs for research and development expenses related to software development. In the six month and three month periods ended September 30, 1999, the Company incurred approximately $197,000, and $72,000, respectively for research and development expenses related to software development.

4.   Deferred offering costs:

     Specific incremental costs incurred in connection with the Company's initial public offering (Note 5) have been deferred and will be charged against the gross proceeds of the offering. If the offering is not successful, the costs will be charged to operations.

5.   Related party transactions:

     In May 2000, the Company entered into a revolving line of credit factoring arrangement ("Credit Agreement") with its major shareholder.
Under the terms of this agreement, which are similar to a factoring arrangement, the Company is able to obtain financing for 85% of specific accounts receivable up to $750,000. The Company pays a processing fee for financing each receivable depending upon the number of days from the funding of the advance until that invoice is paid by the customer. In addition, the Company pays interest on the total amount advanced at a rate equal to the prime rate plus 2%. The receivables are financed on a full recourse basis and, accordingly, the Credit Agreement is accounted for as a borrowing. The agreement can be terminated with 30 days notice after certain events are met. The agreement matures in May 2001. At September 30, 2000, the outstanding balance due under the Credit Agreement was $627,674.

     In April 2000, the major shareholder and the Company entered into a $750,000 line of credit agreement with a bank. The line of credit bears interest at the Wall Street Journal prime rate plus 1/2% (9.5% at inception). Interest is due monthly and the line matures in April 2001. At September 30, 2000, the major shareholder had borrowed $746,759 under the line, of which $627,674 was advanced to the Company under the Credit Agreement. As co-signer on the bank line of credit agreement, the Company is contingently liable for the $746,759 of borrowings made by the major shareholder. However, the major shareholder has agreed to apply payments received under the Credit Agreement, net of fees, interest and other charges, to the repayment of the bank line of credit, and to indemnify and hold harmless the Company to the extent of payments.

6.   Capital stock:

     The Company has 50,000,000 shares of $.01 par value preferred stock authorized, with no shares issued. These shares, when issued, will have preferences and restrictions as determined by the Company's board of directors.

     The common stock of the Company is divided into Class A and Class B shares. There are a total of 100,010,000 shares of $.001 par value common stock authorized with 10,000 being designated as Class B shares. The rights of Class A and B shares are identical, except that Class B shares may only be issued to the Company's chairman of the board and chief executive officer (the "chairman"). Further, Class B shares have the right to elect a majority of the board of directors and such shares automatically convert to Class A shares on a one-for-one basis upon the transfer to a person other than the chairman or entity not controlled directly or indirectly by the chairman.

     In May 1999, the Company adopted the 1999 Equity Incentive Plan (the "Plan"), which provides for awards in the form of options, including incentive stock options (ISOs), non-statutory options (NSOs), stock bonuses, rights to purchase restricted stock, and stock appreciation rights (SARs). Employees, directors, consultants and advisors of the Company will be eligible for the grant of NSO's, stock bonuses, and rights to purchase restricted stock. Only employees will be eligible for the grant of ISOs and SARs. Under the Plan, options issued are to generally have exercise prices not less than the fair value of the Company's common stock. Options generally vest over a nine-year
period.   An aggregate of 2,500,000 shares of the Company's common stock is reserved for issuance under the Plan. Management believes that the exercise price of the options granted to employees was equal to the market value of the Company's common stock at the date of grant (based on the Company's private placements of common stock) and, accordingly, no compensation expense has been recorded.

     The following table summarizes the aggregate stock option activity for the six months ended September 30, 2000:



                                                   Range of
                                     Shares     exercise price
                                     -------    ---------------

Outstanding at March 31, 2000        1,520,000    $     0.40
Granted                                190,000     0.60-1.50
Exercised                                    -             -
Forfeited                                    -             -
                                    ----------   -----------

Outstanding at September 30, 2000    1,710,000    $ .40-1.50
                                    ==========   ===========


7.   Initial Public Offering:

     The Company has filed a registration statement with the Securities and Exchange Commission for the initial public offering of its common stock, which became effective in November 2000. The Company plans to sell up to 1,500,000 shares of common stock for a proposed offering price of approximately $1.50 per share. To date, no shares have been sold as a part of this offering.

Item 2 - Management's Discussion and Analysis of financial condition and results of operations

     The following Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and Notes thereto.

FORWARD LOOKING STATEMENTS

     The statements in this Quarterly Report on Form 10-QSB that are not based on historical data are forward looking, including for example, information about future sales growth; expected changes in levels of various expenses; the Company's plans for future investments in new services, or products; and financing plans and expectations.

     Forward looking statements involve numerous known and unknown risks and uncertainties that could cause actual results to be materially different from estimated or expected results. Such risks and uncertainties include, among others, a change in the Company's business model, adequate funding to execute business plans, fluctuating contract margins, changing levels of demand for the Company's products and services, the effect of constantly changing general economic and political conditions, the impact of competitive services and pricing, uncertainties caused by clients (including the timing of projects and changes in the scope of services requested) and other risks and uncertainties that may be disclosed from time to time in the future public statements or in documents filed with the Securities and Exchange Commission. As a result, no assurance can be given as to future results.

OVERVIEW

We operate with iGeniSys, Inc. as the holding company of our subsidiary, GeniSys Information Systems, Inc. Our operations to date have been conducted through our subsidiary. Our primary business is consulting in the project management arena and the development of project and enterprise management software. We also perform services relating to assisting our customers in implementing our software and improving overall project management and control.

Historically we have been primarily a project management consulting firm with limited sales of software. Our revenues have been derived from consulting with clients on a wide range of project management issues.

Results of operations - three months ended September 30, 2000 compared to three months ended September 30, 1999

REVENUES

Revenues for the three months ended September 30, 2000 were $754,000, an increase of $41,000, or 6% from the prior year's second quarter of $713,000. The increase in revenues reflects strong consulting revenues to the Company's largest customer.

OPERATING EXPENSES

Contract Costs
--------------

     Contract costs for the three months ended September 30, 2000 were $322,000 or 43% of revenues, which represents a decrease of $48,000 or 13% from the prior year's contract costs of $370,000, or 52% of revenues. This decrease is due to higher current year billing rates.

Research and Development
------------------------

     We had no research and development expenses for the three months ended September 30, 2000 due to all of our software products having achieved technological feasibility. Capitalized research and development costs for the three months ended September 30, 2000 were $38,000. We expect capitalized software development costs to increase in the future as we incur costs to develop new products and upgrades to existing products.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses for the three months ended September 30, 2000 were $473,000, an increase of $12,000, or 3% from the three months ended September 30, 1999. The increase is generally due to increases in overall operating expenses.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization expenses were $43,000 for the three months ended September 30, 2000, a decrease of $1,000, or 2% from the three months ended September 30, 1999. Depreciation charges during the three months ended September 30, 2000 were approximately $2,500 more than the three months ended September 30, 1999 due to a higher depreciable asset base. Amortization expense during the three months ended September 30, 2000 were approximately $3,500 less than the three months ended September 30, 1999.

OPERATING LOSS

     The Company's operating loss of $84,000 for the three months ended September 30, 2000, decreased $149,000 from the three months ended September 30, 1999 of $233,000. The decrease is attributed to higher revenues, lower contract costs, and no research and development costs in the current year.

INTEREST EXPENSE


     Interest expense for the three months ended September 30, 2000 was $64,000, an increase of $44,000, or 220% from the three months ended September 30, 1999 of $20,000. Attributing to the increase was the outstanding line of credit balance and new debt incurred to fund operations.

NET LOSS

     The Company's net loss of $148,000 for the three months ended September 30, 2000, is a decrease of $105,000, or 42% from the three months ended
September 30, 1999 of  $253,000.   Attributing to this improvement were the
increase in revenue and the no research and development costs.

Results of operations - six months ended September 30, 2000 compared to six months ended September 30, 1999

REVENUES

     Revenues for the six months ended September 30, 2000 were $1,689,000, an increase of $146,000, or 10 % from the six months ended September 30, 1999 of $1,542,000. The increase in revenues reflects strong consulting revenues to the Company's largest customer.

OPERATING EXPENSES

Contract Costs
--------------

     Contract costs for the six months ended September 30, 2000 were $730,000, or 43% of revenues, which represents a decrease of 198,000 or 21% from six
months ended September 30, 1999 of $928,000, or 60% of revenues.    This
decrease is primarily attributed to higher current year billing rates.

Research and Development
------------------------

     We had no research and development expenses for the six months ended September 30, 2000 since all of our software products have achieved technological feasibility. Capitalized research and development costs for the six months ended September 30, 1999 were $122,000. We expect software development expenses to increase in the future as we incur expenses to develop new products and upgrades to existing products.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses for the six months ended September 30, 2000 were $1,032,000, a $ 146,000, or 16% increase over the six months ended September 30, 1999 of $886,000. The increase was attributed to higher staff payroll and higher professional fees.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization was $85,000 for the six months ended September 30, 2000, a $10,000, or 13% increase over the six months ended September 30, 1999 of $75,000. The increase reflects amortization of the GEM software, which was not at technological feasibility until December 1999.


OPERATING LOSS

     The Company's operating loss of $158,000 for the six months ended September 30, 2000, was a decrease of $384,000 from the six months ended September 30, 1999 of $542,000. The improvement is attributed to higher revenues, lower contract costs, and no research and development costs in the current year.

INTEREST EXPENSE

     Interest expense for the six months ended September 30, 2000 was $127,000 an increase of $75,000, or 144% from the six months ended September 30, 1999 of $52,000. The increase includes interest expense incurred on the outstanding line of credit balance and new debt incurred to fund operations.

NET LOSS

     The Company's net loss of $285,000 for the six months ended September 30, 2000 is a decrease of $309,000, or 52% from the six months ended September 30, 1999 of $594,000. Attributing to this improvement were the revenue increase, lower contract costs, and the no research and development costs.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations to date primarily through the private sale of equity securities and borrowings from our majority shareholder and other related parties. During the six months ended September 30, 2000 no common stock shares were sold, however we did obtain a short-term interim loan for $200,000. During the year ended March 31, 2000 we sold $960,004 shares of
our common stock for $471,800.   In addition, as of September 30, 2000, we
have borrowed over $1,065,000 from our major shareholder and other related parties.

     Since we began operations, we have experienced a shortage of working capital. Our consolidated financial statements have been prepared assuming
that we will continue as a going concern.   Due to our continuing operating
losses and negative cash flows from our operations, the report of our auditors issued in conjunction with our consolidated financial statements for the fiscal year ended March 31, 2000 contained an explanatory paragraph indicating that the foregoing matters raised substantial doubt about our ability to
continue as a going concern.   We cannot provide any assurance that we will be
profitable in the future or that we will be able to achieve our business objectives. We need additional working capital in order to support our growth and short-term strategy. We do not believe that the working capital available to us through commercial lenders and related parties will be sufficient to
support all of our current and future capital needs.   Sources of working
capital that we will rely upon are:

     *    The present offering of common stock.   Since we are conducting the
          offering ourselves, we are uncertain that this offering will be successful.

     * The continuing support of our major shareholder and related parties. While we believe that our major shareholder and other related parties will continue their support, there are limits to their ability to provide additional capital.

     * Increased operating revenues. Our flagship software product, GEM, was commercially released in June 2000. We are heavily reliant upon the commercial success of GEM to increase our operating revenues. While initial marketing efforts have been encouraging, we cannot be sure that GEM will be a commercial success. A significant GEM software sale has not occurred since GEM became commercially viable.

If our strategy to improve working capital through the foregoing plan is unsuccessful, we will have no choice but to curtail operations, which would result in an impairment in our software development and marketing efforts. CURRENT LIABILITIES

     At September 30, 2000, our current liabilities were approximately $2,375,000. Of that amount, $1,065,000 consisted of notes payable to related parties, of which approximately $628,000 consisted of our line of credit, which will be repaid out of accounts receivable. We expect the remaining $437,000 will be extended by the holders of those notes due to their affiliation with the Company. An additional $96,000 represents an accrual of a management fee payable under consulting agreement with our major
shareholder.   We also expect this liability to be extended if necessary.  The remaining approximate $1,214,000 represents accounts payable and accrued
expenses due to vendors and unrelated parties.   Our plan to address these
liabilities includes:

     * To the extent available, proceeds from the offering will be used to reduce those obligations most critical to our continuing operations.

     * Operating revenues should become available to repay some of this debt, since with the commercial release of our GEM software, research and development expenses should decline and software and consulting revenues are expected to increase from sales of GEM implementations.

Given that 40 % of our current liabilities are payable to related parties, we do not believe that it is necessary to retire all of our current debt in order
to be viable.   However, we do rely upon some offering proceeds to reduce
trade payables as well as an increase in revenues and a reduction in research and development expense to improve cash flow, of which there can be no assurance.

WORKING CAPITAL

     At September 30, 2000, we had a working capital deficit of $1,469,000, compared to a working capital deficit of $933,000 and $360,000 at fiscal years
ended March 31, 2000 and 1999.   This increase in working capital deficit is
due to cash required to fund our continuing operating losses, which have resulted in a shareholders' deficiency at September 30, 2000 of $858,000.

NOTES PAYABLE - RELATED PARTIES

     At September 30, 2000, we had notes payable to related parties, including our major shareholder, of $437,000, all of which were current obligations.
The foregoing does not include approximately $628,000 that we owe to our major shareholder under a factoring revolving line of credit, which she provides and is secured by our accounts receivable. Promissory notes totaling approximately $437,000 and accruing interest at the rates between 10% and 15% are due between November 2000 and July 2001. Our computer software products have been pledged to secure the note held by our major shareholder and the note held by one of our directors.

REVOLVING LINE OF CREDIT

     During fiscal 1999, we had commercial revolving line of credit with Strategic Finance, Inc. under which we had a factoring line of credit with a maximum borrowing limit of $2,000,000. This commercial credit was secured by
our accounts receivable and personally guaranteed by Mr. And Mrs. Bell.   At
March 31, 2000, the outstanding balance due to Strategic Finance, Inc. was
approximately $540,000.   In April 2000, Strategic Finance, Inc. terminated
the line of credit.   The outstanding balance was repaid by through collection
of our accounts receivable by Strategic Finance, Inc. In May 2000, to replace the Strategic Finance, Inc., relationship, Mrs. Bell extended to us a revolving line of credit with a maximum borrowing limit of $750,000. This line of credit is backed by a parallel line of credit that the Company and
Mrs. Bell have with Guaranty Bank and Trust Company.   Under this arrangement,
Mrs. Bell provides us advances against our accounts receivable, which advances
are funded by draws from Guaranty Bank.   Mrs. Bell is paid a 2% fee on each
advance and the outstanding credit balance under the revolving line accrues
interest at the rate of prime plus 2%.   At November 17, 2000 the outstanding
balance on this revolving line of credit was approximately $609,000 (excluding cash reserves of $102,000), leaving approximately $141,000 available for additional advances.

CASH FLOWS


     Net cash used by operating activities was $84,000 for the six months ended September 30, 2000, compared to net cash used by operating activities of 45,000 for the six months ended September 30, 1999. Net cash used by operating activities for the fiscal years ended March 31, 2000 and 1999 were $546,264 and $542,464, respectively. We expect operating activities to be a net cash user for at least the next two fiscal quarters and continue to be a net cash user unless operating results improve. Investing activities also resulted in a net cash use, reflecting the investment in certain software
development costs.   As a result, virtually all of our cash flow was derived
from financing activities for the six months ended September 30, 2000, and
fiscal years ended March 31, 2000 and 1999.   During the six months ended
September 30, 2000, we obtained a $200,000 long-term note.

     Our working capital deficit represents the most substantial impediment to our continuing operations. We are heavily dependent upon the success of this offering and the future commercial success of our GEM software product to alleviate our lack of liquidity, however we cannot be sure that we will be successful in these efforts. We have not had a successful GEM software sale since its commercial release in June 2000.

Capitalized Software Costs

     Our software development costs consist primarily of enhancements and software production costs related to products for which technological and
market feasibility has been established.    We consider technological
feasibility to be achieved when we have completed all planning, designing, coding and testing activities that are necessary to establish a working model of the product. Capitalization ceases when the product has been completed and the product is ready for release to our customers. Prior to achieving technological feasibility, research and development costs are expensed.
During the three and six months ended September 30, 1999, we incurred approximately $72,000 and $197,000, respectively, for research and development expenses related to software development. We did not incur any research and development expenses during the three and six months ended September 30, 2000. Our capitalized software costs and cumulative expenses incurred through September 30, 2000 for each of our products were approximately as follows:


                                                       Cumulative
                               Date                  Since inception
                           Technological              Research and
                            Feasibility  Capitalized   Development
Products                     Achieved       Costs       Expenses
---------------------      ------------- --------------------------
GeniSys Enterprise
  Management TM           December 1999  $   232,000 $    746,000
Gatekeeper TM             March 1998         242,000      251,000
Visual Project Manager TM December 1999       51,000      126,000
                                          ----------  ------------
                                         $   525,000  $ 1,123,000
                                         ===========  ============
Accumulated Amortization                     111,000
Net book value at
  September 30, 2000                     $   414,000
                                        ============


We expect to realize the net capitalized value through the future sales of our software products.

RECENT ACCOUNTING PRONOUNCEMENTS:

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued in June 1998. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities, therefore management believes SFAS No. 133 will not impact the Company's financial position or results of operations.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No.101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Currently, the Company believes it complies with the accounting and disclosure described in SAB No. 101, therefore, management believes that SAB No. 101 will not impact the Company's financial statements.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

     None.

Item 3.   Default Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

     Exhibits:

     None.

                                   SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   iGENISYS, INC.


Date: November 20, 2000            By:  /s/ J. Daniel Bell
     --------------------               -----------------------------------
                                   J. Daniel Bell, President