Form 10QSB
period 2000-12-31
IGENISYS INC
filed 2001-02-21
CIK 1098065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 2000


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at February 21, 2001: 10,925,025
                         iGENISYS, INC. AND SUBSIDIARY

                                     INDEX

PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----
Item 1.   Financial statements (unaudited):

          Independent accountants' report                                    3

          Condensed consolidated balance sheet - December 31, 2000         4-5

          Condensed consolidated statements of operations -
          three and nine months ended December 31, 2000 and 1999           6-7

          Condensed consolidated statements of cash flows -
          nine months ended December 31, 2000 and 1999                     8-9

          Notes to condensed consolidated financial statements           10-14

Item 2.   Management's discussion and analysis of financial condition
          and results of operations                                      15-22

PART II.  OTHER INFORMATION                                                 23

SIGNATURES                                                                  24

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
iGeniSys, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of iGeniSys, Inc. and subsidiary as of December 31, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods then ended, and the condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

GELFOND HOCHSTADT PANGBURN, P.C.




Denver, Colorado
February 21, 2001


                         iGENISYS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000
                                  (UNAUDITED)

                                    ASSETS
                                    ------

CURRENT ASSETS:
Cash and cash equivalents                           $    37,003
Accounts receivable, net allowance for doubtful
  accounts $109,000                                     395,714
Contracts in process                                      3,631
Prepaid expenses and other                               11,379
                                                    -----------
  Total current assets                                  447,727

FURNITURE AND EQUIPMENT, net                             21,426

INTANGIBLES AND OTHER ASSETS:
Development costs, net of accumulated amortization
  $137,464 (Note 2)                                     241,760
Deferred offering costs (Note 3)                        120,356
Deposits and other                                        5,540
                                                    ------------
                                                    $   836,809

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES:
Revolving line of credit                            $        -
Notes Payable:
  Related parties (Note 4)                             978,998
Other                                                   82,472
Current portion of obligations under
  capital leases                                        18,400
Accounts payable                                       757,815
Accrued interest payable, related party                 45,327
Accrued expenses                                       369,414
                                                    -----------
Total current liabilities                            2,252,426
                                                    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY (Note 5):
Preferred stock, $.01 par value; authorized
  50,000,000 shares; no shares issued and
  outstanding                                                -
Common stock, $.001 par value; authorized
  100,010,000 shares:
  Class A; issued and outstanding 10,915,025
     shares                                             10,915
  Class B; issued and outstanding 10,000
  shares                                                    10
Additional paid-in capital                           1,229,250
Accumulated deficit                                 (2,655,792)
                                                    -----------
     Total shareholders' deficiency                 (1,415,617)
                                                    -----------

                                                    $  836,809
                                                    ===========



  The accompanying notes are an integral part of these financial statements.

                         iGENISYS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         NINE MONTHS ENDED DECEMBER 31
                                  (UNAUDITED)

                    For the three months         For the Nine Months
                     Ended December 31,          Ended December 31,
                   ----------------------      ----------------------
                     2000           1999        2000            1999
                     -----          -----       -----          ------
REVENUES         $  427,016   $   489,843    $  2,161,077   $ 2,032,767
                 ----------   -----------     -----------   -----------

OPERATING EXPENSES:
Contract costs      178,638       369,771         908,369    1 ,297,519
Research and
  development             -        24,330               -       221,136
Selling, general
  and administra-
  tive:
  Affiliates          9,000         9,000          27,000        27,000
  Other             483,751       342,281       1,497,823     1,210,182
Impairment of
  equipment and
  development
  costs             251,245             -         251,245             -
Depreciation and
  amortization       42,669        15,600         127,784        90,115
                 ----------   -----------      ----------    ----------
                    965,303       760,982       2,812,181     2,845,952
                 ----------   -----------      ----------    ----------

OPERATING LOSS     (493,287)     (271,139)       (651,104)     (813,185)
                 ----------   -----------      ----------    ----------

INTEREST EXPENSE:
Related parties      46,346         2,000         136,512        10,204
Other                18,222        25,616          55,429        69,747
                -----------   -----------      ----------    ----------
                     64,568        27,616         191,941        79,951
                -----------   -----------      ----------    ----------
NET LOSS         $ (557,855)  $  (298,755)     $ (843,045)   $ (893,136)
                ===========   ===========      ===========   ==========

BASIC AND DILUTED
  LOSS PER COMMON
  SHARE          $     (.05)  $     (.03)      $     (.08)    $    (.09)
                ===========   ===========      ===========   ===========

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES
  OUTSTANDING    10,925,025    10,869,446      10,925,025     10,295,938
                ===========   ===========     ===========    ===========




  The accompanying notes are an integral part of these financial statements.

                         iGENISYS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED DECEMBER 31
                                  (UNAUDITED)


                                      2000           1999
                                   ----------      ---------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                           $ (843,045)    $(893,136)
Adjustments to reconcile net
  loss to net cash (used in)
  provided by operating
  activities -
  Provision for doubtful accounts     111,313        24,500
  Provision for loss on royalties           -        26,000
Depreciation and amortization         127,784        90,115
Impairment of equipment and
  development costs                   251,245             -
(Increase) decrease in -
  Accounts receivable                 194,194       443,374
  Contracts in process                105,272       117,580
  Prepaid expenses and other
     assets                            14,545       (90,382)
Increase (decrease) in -
  Accounts payable                    114,423        42,280
  Accrued expenses                    120,458      (127,966)
  Deferred contract revenue           (33,000)       45,000
  Management fees payable,
     affiliate                         27,000        27,000
  Due to affiliate                          -       (35,049)
                                  ------------  ------------

Net cash used by operating
  activities                          190,189      (330,684)
                                  ------------  ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchases of furniture and
  equipment                           (10,006)      (45,334)
Development costs                    (151,743)      (86,336)
                                  ------------  ------------

Net cash used in investing
  activities                         (161,749)     (131,670)
                                  ------------  ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from bank overdraft                -        42,728
Repayment of notes payable,
  related party                       (32,683)            -
Repayment of notes payable,
  other                                (8,786)            -
Proceeds from notes payable,
  related party                       230,000        50,000
Increase (decrease) in line of
  credit, net, related party          424,972      (347,878)
Increase (decrease) in line of
  credit, net                        (540,731)      268,151
Repayments of obligations under
  capital leases                       (8,491)      (22,447)
Deferred offering costs               (67,121)            -
Proceeds from issuance of common
  stock                                     -       471,800
                                  ------------  ------------

Net cash provided by financing
  activities                          (2,840)       462,354
                                  ------------  ------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     25,600             -

CASH AND CASH EQUIVALENTS,
  BEGINNING                            11,403             -
                                  ------------  ------------

CASH AND CASH EQUIVALENTS ENDING   $   37,003     $       -
                                  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Cash paid for interest             $  147,567     $  52,335
                                  ============  ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company and the subsidiary's president agreed to offset $15,000 of notes payable due to the subsidiary's president against $15,000 of advances due from the subsidiary's president.

In December 2000, an affiliate of the Company converted $105,000 of management fees payable to the affiliate to a $105,000 note payable (Note 6).

Effective March 31, 2000, $35,046 owed to an affiliate was restructured to a note payable.

In August 1999, an affiliate's note payable of $91,258 to a bank was assumed by the Company in exchange for a $91,258 reduction in amounts the Company owed to the affiliate.

                         iGENISYS, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements of iGeniSys, Inc. and subsidiary (the "Company") for the three-month and nine-month periods ended December 31, 2000 and 1999, have been prepared by the Company, without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of December 31, 2000, and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form SB-2 filed in December 2000 with the Securities and Exchange Commission. The results of operations for the three and nine months ended December 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

     The condensed consolidated financial statements as of and for the periods ended December 31, 2000 include the accounts of iGeniSys, Inc., and GeniSys Information Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2.   IMPAIRMENT:

     During the quarter ended December 31, 2000, the Company recorded impairment losses of approximately $174,000 related to two of its software programs, Visual Project Manager and Gatekeeper. Gatekeeper was targeted to governmental contractors and integrates earned value cost data from Microframe Project Manager with MS Project 98 scheduling data. Gatekeeper has had only one commercial sale in fiscal 2001. The software has not been updated and the Company does not have plans to upgrade the software due to personnel and financial constraints. Therefore, the Company recorded an impairment loss of approximately $141,000, which represented the difference between the carrying amount of the Gatekeeper development costs and its estimated fair value of $9,000. The fair value was determined by management based on estimated discounted expected future cash flows resulting from projected sales of the product in its current condition.

     Visual Project Manager uses existing software from Vuent, Inc., to create an internet based system that integrates 3-dimensional drawings with key
business information.   The system will provide a collaborative environment
over the internet leveraging web strategies to maximize the effectiveness of the client's staff and the technology they use. Research and development efforts were discontinued due to lack of financial and human resources. The product has not been commercially released and has not generated any sales. Therefore, the Company recorded an impairment loss of approximately $33,000, which represented the difference between the carrying amount of the Gatekeeper development costs and its estimated fair value of $10,000. The fair value was determined by management based on estimated discounted expected future cash flows resulting from projected sales of the product in its current condition.

     During the quarter ended December 31, 2000, the Company recorded impairment losses of approximately $76,700 related to equipment held under capital lease arrangements as the Company has defaulted on the corresponding lease payments. The vendor has initiated repossession and legal actions against the Company for full payments of amounts due.

3.   DEVELOPMENT COSTS:

     At December 31, 2000, the Company's software development costs consist primarily of enhancements and software production costs related the Company's GeniSys Enterprise Management (GEM) product for which technological and market feasibility has been established. Accordingly, such costs are capitalized as incurred. In the nine-month period ended December 31, 2000 the Company capitalized costs of approximately $152,000. Amortization of the capitalized cost begins, on a straight-line basis over the estimated lives of the products, which is generally three years, when the product is complete. Amortization expense of approximately $81,000 and $46,000 was recorded related to these costs during the nine month periods ended December 31, 2000 and 1999. Capitalization ceases when the product has been completed and the product is ready for release to our customers. Prior to the establishment of technological and market feasibility, development costs are expensed. None of these costs were incurred under contracts with customers. In the nine-month and three-month periods ended December 31, 2000, the Company has not incurred costs for research and development expenses related to software development, since the Company's resources are to being used to upgrade it's GEM product and not to develop new products. In the nine-month and three-month periods ended December 31, 1999, the Company incurred approximately $221,000, and $24,000, respectively for research and development expenses related to software development.

4.   DEFERRED OFFERING COSTS:

     Specific incremental costs incurred in connection with the Company's initial public offering (Note 5) have been deferred and will be charged against the gross proceeds of the offering. If the offering is not successful, the costs will be charged to operations.

5.   RELATED PARTY TRANSACTIONS:

     In May 2000, the Company entered into a revolving line of credit factoring arrangement ("Credit Agreement") with its major shareholder.
Under the terms of this agreement, which are similar to a factoring arrangement, the Company is able to obtain financing for 85% of specific accounts receivable up to $750,000. The Company pays a processing fee for financing each receivable depending upon the number of days from the funding of the advance until that invoice is paid by the customer. In addition, the Company pays interest on the total amount advanced at a rate equal to the prime rate plus 2%. The receivables are financed on a full recourse basis and, accordingly, the Credit Agreement is accounted for as a borrowing. The agreement can be terminated with 30 days notice after certain events are met. The agreement matures in May 2001. At December 31, 2000, the outstanding balance due under the Credit Agreement was $424,972.

     In April 2000, the major shareholder and the Company entered into a $750,000 line of credit agreement with a bank. The line of credit bears interest at the Wall Street Journal prime rate plus 1/2% (9.5% at inception). Interest is due monthly and the line matures in April 2001. At December 31, 2000, the major shareholder had borrowed $426,895 under the line, of which $424,972 was advanced to the Company under the Credit Agreement. As co-signer on the bank line of credit agreement, the Company is contingently liable for the $426,895 of borrowings made by the major shareholder. However, the major shareholder has agreed to apply payments received under the Credit Agreement, net of fees, interest and other charges, to the repayment of the bank line of credit, and to indemnify and hold harmless the Company to the extent of payments.

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

     In April 2000, the Company granted 90,000 non-qualified stock options to certain members of the board of directors, at an exercise price of $1.50 per share.

     In April 2000, in accordance with the Company's 1999 Equity Incentive Plan, the Company granted 100,000 incentive stock options at an exercise price of $0.60 per share. Management believes that the exercise price of the options granted to employees was equal to the market value of the Company's common stock at the date of grant (based on the Company's private placements of common stock) and, accordingly, no compensation expense has been recorded.

     The following table summarizes the aggregate stock option activity for the nine months ended December 31, 2000:

                                              Range of
                                Shares     exercise price
                               ---------    -----------
Outstanding at March 31, 2000  1,520,000  $        0.40
Granted                          190,000     0.60- 1.50
Exercised                              -              -
Forfeited                              -              -
                               ---------    -----------
Outstanding at December 31,
 2000                          1,710,000  $ 0.40 - 1.50
                               =========    ===========

7.   Initial public offering:

     The Company has filed a registration statement with the Securities and Exchange Commission for the initial public offering of its common stock, which became effective in November 2000. The Company planned to sell up to 1,500,000 shares of common stock for a proposed offering price of approximately $1.00 per share. To date, no shares have been sold as a part of this offering.

8.   Note conversion:

     In December 2000, an affiliate of the Company converted $105,000 of management fees payable to the affiliate to a $105,000 note payable. The note bears interest at 15% per annum and is payable upon demand.

9.   Subsequent events:

     Subsequent to December 31, 2000, promissory notes payable to related parties totaling approximately $177,500 that matured on or before December 31, 2000 were renewed or extended through July and August 2001. Interest on the $177,500 is at 15%.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

REVENUES

     Revenues for the three months ended December 31, 2000 were $472,000, a decrease of $18,000, or 4% from the prior year's third quarter of $490,000. The decrease in revenues reflects slower sales volume and the completion of a contract with Company's largest customer. The customer accounted for 49% of the Company's revenue for the nine months ended December 31, 2000.

OPERATING EXPENSES

CONTRACT COSTS

     Contract costs for the three months ended December 31, 2000 were $179,000 or 38% of revenues, which represents a decrease of $191,000 or 52% from the prior year's contract costs of $370,000, or 76% of revenues. This decrease is due to higher current year billing rates and reduced overhead consulting costs.

RESEARCH AND DEVELOPMENT

     We had no research and development expenses for new product lines for the three months ended December 31, 2000 due to all of our software products having achieved technological feasibility. The Company has no plans at this time to perform research and development activities for new product lines due to the Company's lack of financial resources.

     Capitalized research and development costs for the Company's GEM product for three months ended December 31, 2000 were approximately $30,000. We expect capitalized software development costs to increase on our GEM software as expand and improve the capabilities of the product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended December 31, 2000 were $493,000, an increase of $142,000, or 40% from the three months ended December 31, 1999. The increase is generally due to increases in overall operating expenses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses were $43,000 for the three months ended December 31, 2000, an increase of $27,000, or 169% from the three months ended December 31, 1999. The increase is attributable to software development amortization expenses and additional depreciation expense in 2000.

OPERATING LOSS

     The Company's operating loss of $493,000 for the three months ended December 31, 2000, increased $222,000 from the three months ended December 31, 1999 of $271,000. The increase is attributed to an impairment charge of approximately $251,000 on our software development costs and certain capital leased equipment in the current year.

     The Company recorded impairment losses of approximately $174,000 related to two of its software programs, Visual Project Manager and Gatekeeper. Gatekeeper was targeted to governmental contractors and integrates earned value cost data from Microframe Project Manager with MS Project 98 scheduling data. Gatekeeper has had only one commercial sale in fiscal 2001. The software has not been updated and the Company does not have plans to upgrade the software due to personnel and financial constraints. Therefore, the Company recorded an impairment loss of approximately $141,000, which represented the difference between the carrying amount of the Gatekeeper development costs and its estimated fair value of $9,000. The fair value was determined by management based on estimated discounted expected future cash flows resulting from projected sales of the product in its current condition.

     Visual Project Manager uses existing software from Vuent, Inc. to create an internet based system that integrates 3-dimensional drawings with key business information. The system will provide a collaborative environment over the internet leveraging web strategies to maximize the effectiveness of the client's staff and the technology they use. Research and development efforts were discontinued due to lack of financial and human resources. The product has not been commercially released and has not generated any sales. Therefore, the Company recorded an impairment loss of approximately $33,000, which represented the difference between the carrying amount of the Gatekeeper development costs and its estimated fair value of $10,000. The fair value was determined by management based on estimated discounted expected future cash flows resulting from projected sales of the product in its current condition.

     The Company also recorded impairment losses of approximately $76,700 related to equipment held under capital lease arrangements as the Company has defaulted on the corresponding lease payments. The vendor has initiated repossession and legal actions against the Company for full payments of amounts due.

INTEREST EXPENSE

     Interest expense for the three months ended December 31, 2000 was $65,000, an increase of $37,000, or 132% from the three months ended December 31, 1999 of $28,000. Attributing to the increase was the outstanding line of credit balance and new debt incurred to fund operations.

NET LOSS

     The Company's net loss of $558,000 for the three months ended December 31, 2000, is an increase of $259,000, or 87% from the three months ended
December 31, 1999 of $299,000.   Attributing to this decline was the
impairment charge of approximately $251,000 on our software development costs and certain capital leased equipment in the current year.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999

REVENUES

     Revenues for the nine months ended December 31, 2000 were $2,161,000, an increase of $128,000, or 6 % from the nine months ended December 31, 1999 of $2,033,000. The increase in revenues is due to an increase in consulting services.

OPERATING EXPENSES

CONTRACT COSTS

     Contract costs for the nine months ended December 31, 2000 were $908,000, or 42% of revenues, which represents a decrease of 390,000 or 30% from nine months ended December 31, 1999 of $1,298,000, or 64% of revenues. This decrease is primarily attributed to higher current year billing rates and a reduction in consulting overhead costs.

RESEARCH AND DEVELOPMENT

     We had no research and development expenses for new product lines for the nine months ended December 31, 2000 due to all of our software products having achieved technological feasibility. The Company has no plans at this time to perform research and development activities for new product lines due to the Company's lack of financial resources.

     Capitalized research and development costs for the Company's GEM product for nine months ended December 31, 2000 were approximately $152,000. We expect capitalized software development costs to increase on our GEM software as expand and improve the capabilities of the product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the nine months ended December 31, 2000 were $1,525,000, a $288,000, or 23% increase over the nine months ended December 31, 1999 of $1,237,000. The increase was attributed to higher staff payroll and higher professional fees.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization was $128,000 for the nine months ended December 31, 2000, a $38,000, or 42% increase over the nine months ended December 31, 1999 of $90,000. The increase reflects amortization of software development costs, which were not at technological feasibility until December 1999.

OPERATING LOSS

     The Company's operating loss of $651,000 for the nine months ended December 31, 2000, was a decrease of $162,000 from the nine months ended December 31, 1999 of $813,000. The improvement is attributed to higher revenues, and lower selling, general and administrative costs in the current year.

INTEREST EXPENSE

     Interest expense for the nine months ended December 31, 2000 was $192,000 an increase of $112,000, or 140% from the nine months ended December 31, 1999 of $80,000. The increase includes interest expense incurred on the outstanding line of credit balance and new debt incurred to fund operations.

NET LOSS

     The Company's net loss of $843,000 for the nine months ended December 31, 2000 is a decrease of $50,000, or 6% from the nine months ended December 31, 1999 of $893,000. Attributing to this improvement were the revenue increase, and lower selling, general and administrative costs in the current year.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations to date primarily through the private sale of equity securities and borrowings from our majority shareholder and other related parties. During the nine months ended December 31, 2000 no shares of our common stock were sold, however we did obtain short-term interim loans for $230,000. During the year ended March 31, 2000 we sold $960,004
shares of our common stock for $471,800.   In addition, as of December 31,
2000, we have borrowed over $943,000 from our major shareholder and other related parties.

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

CURRENT LIABILITIES

     At December 31, 2000, our current liabilities were approximately $2,252,000. Of that amount, $979,000 consisted of notes payable to related parties, of which approximately $425,000 consisted of our line of credit, which will be repaid out of accounts receivable. We expect the remaining $554,000 will be extended by the holders of those notes due to their affiliation with the Company. In December 2000, an affiliate of the Company converted $105,000 of management fees payable to the affiliate to a $105,000 note payable. The note bears interest at 15% per annum and is payable upon
demand.   We also expect this liability to be extended if necessary.  The remaining approximate $1,273,000 represents accounts payable and accrued
expenses due to vendors and unrelated parties.   Our plan to address these
liabilities includes:

* To the extent available, proceeds from the offering will be used to reduce those obligations most critical to our continuing operations.

* Operating revenues should become available to repay some of this debt, since with the commercial release of our GEM software, research and development expenses should decline and software and consulting revenues are expected to increase from sales of GEM implementations. As of December 31, 2000, software and consulting revenues have not increased as a result of GEM's release.

     Given that 43% of our current liabilities are payable to related parties, we do not believe that it is necessary to retire all of our current debt in
order to be viable.   However, we do rely upon some offering proceeds to
reduce trade payables as well as an increase in revenues and a reduction in research and development expense to improve cash flow, of which there can be no assurance.

WORKING CAPITAL

     At December 31, 2000, we had a working capital deficit of $1,804,000, compared to a working capital deficit of $933,000 and $360,000 at fiscal years
ended March 31, 2000 and 1999.   This increase in working capital deficit is
due to cash required to fund our continuing operating losses, which have resulted in a shareholders' deficiency at December 31, 2000 of $1,416,000.

NOTES PAYABLE - RELATED PARTIES

     At December 31, 2000, we had notes payable to related parties, including our major shareholder, of $554,000, all of which were current obligations.
The foregoing does not include approximately $425,000 that we owe to our major shareholder under a factoring revolving line of credit, which she provides and is secured by our accounts receivable. Interest on the promissory notes is at 15% are due between and July and August 2001. Our computer software products have been pledged to secure the note held by our major shareholder and the note held by one of our directors.

REVOLVING LINE OF CREDIT

     During fiscal 1999, we had commercial revolving line of credit with Strategic Finance, Inc. under which we had a factoring line of credit with a maximum borrowing limit of $2,000,000. This commercial credit was secured by
our accounts receivable and personally guaranteed by Mr. And Mrs. Bell.   At
March 31, 2000, the outstanding balance due to Strategic Finance, Inc. was approximately $540,000. In April 2000, Strategic Finance, Inc. terminated the
line of credit.   The outstanding balance was repaid by through collection of our accounts receivable by Strategic Finance, Inc. In May 2000, to replace the Strategic Finance, Inc., relationship, Mrs. Bell extended to us a revolving line of credit with a maximum borrowing limit of $750,000. This line of credit is backed by a parallel line of credit that the Company and
Mrs. Bell have with Guaranty Bank and Trust Company.   Under this arrangement,
Mrs. Bell provides us advances against our accounts receivable, which advances are funded by draws from Guaranty Bank. Mrs. Bell is paid a 2% fee on each advance and the outstanding credit balance under the revolving line accrues interest at the rate of prime plus 2%. At February 16, 2001 the outstanding balance on this revolving line of credit was approximately $478,000 leaving approximately $273,000 available for additional advances.

CASH FLOWS

     Net cash provided by operating activities was $190,000 for the nine months ended December 31, 2000, compared to net cash used by operating activities of $331,000 for the nine months ended December 31, 1999. Net cash used by operating activities for the fiscal years ended March 31, 2000 and 1999 were $546,000 and $542,000, respectively. We expect operating activities to be a net cash user for at least the next two fiscal quarters and continue to be a net cash user unless operating results improve. Investing activities also resulted in a net cash use, reflecting the investment in certain software development costs. Virtually all of our cash flow was derived from financing activities for fiscal years ended March 31, 2000 and 1999. During the nine months ended December 31, 2000, we obtained a $230,000 in short-term loans.

     As discussed earlier, our working capital deficit and difficulty successfully selling GEM, represent the most substantial impediments to our continuing operations. We are heavily dependent upon the success of our common stock offering and the future commercial success of our GEM software product to alleviate our lack of liquidity, however we cannot be sure that we will be successful in these efforts. We have not had a successful GEM software sale since its commercial release in June 2000.

CAPITALIZED SOFTWARE COSTS

     Our software development costs consist primarily of enhancements and software production costs related to products for which technological and market feasibility has been established. We consider technological feasibility to be achieved when we have completed all planning, designing, coding and testing activities that are necessary to establish a working model of the product. Capitalization ceases when the product has been completed and the product is ready for release to our customers. Prior to achieving technological feasibility, research and development costs are expensed.
During the three and nine months ended December 31, 1999, we incurred approximately $24,000 and $221,000, respectively, for research and development expenses related to software development. We did not incur any research and development expenses during the three and nine months ended December 31, 2000. Our capitalized software costs and cumulative expenses incurred through December 31, 2000 for each of our products were approximately as follows:


                                                            Cumulative
                             Date                         Since inception
                         Technological                     Research and
                          Feasibility     Capitalized       Development
Products                   Achieved          Costs           Expenses
------------------      --------------  -------------- ----------------
Genisys Enterprise
  Management TM        December 1999    $      261,000    $     746,000
Gatekeeper TM          March 1998              242,000          251,000
Visual Project
   Manager TM          December 1999            51,000          126,000
                                         --------------    ------------
                                        $      554,000    $   1,123,000
                                                           ============
Less accumulated
   amortization                               (138,000)
Less impairment
   write-down                                 (174,000)
                                         --------------
Net book value at
   December 31, 2000                    $      242,000
                                         ==============


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

                                iGENISYS, INC.


Date: February 21, 2001              By:  /s/ J. Daniel Bell
     --------------------            -----------------------------------
                                     J. Daniel Bell, President