Form 10KSB
period 2001-03-31
IGENISYS INC
filed 2001-11-01
CIK 1098065

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2000

Commission file number 028238

               iGENISYS, INC.
(Name of Small Business Issuer in its Charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1485196 I.R.S. Employer Identification number

3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: (720) 570-2050

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(s) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $2,460,187.

The aggregate market value of the voting stock held by non-affiliates as of September 12, 2001 was approximately $-0-, there being no market for the common stock.

The number of shares outstanding of issuer's Common Stock, $.001 par value, as of September 12, 2001 was 10,925,025.

Transitional Small Business Disclosure Format (Check one). Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

       The Company hereby incorporates herein by reference the following documents from the Company's Registration Statement on Form SB-2/A, SEC File No. 333-90117 as filed with the Commission on December 8, 2000:

Item 13.       Exhibits
2.0	Agreement Concerning the Exchange of Common Stock between Zion Enterprises, Inc. and GeniSys Information Systems, Inc. with exhibits
3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws
4.1	Specimen Common Stock Certificate
4.2	Specimen Warrant Certificate
4.3	Form of Subscription Agreement
5.0	Opinion of Neuman & Drennen, LLC
10.1	1999 Equity Incentive Plan
10.2	Computer Sciences Corporation/IRS Prime Subcontract Agreement
10.3	Arthur Andersen, LLP Subcontract Agreement for Chem Demil
10.4	Arthur Andersen, LLP Subcontract Agreement for Air Products, Inc.
10.5	Consulting and Software License Agreement with Kinkos, Inc.
10.6	Agreement with Cable Constructors, Inc. for Charter Communications, Inc.
10.7	Agreement with Nivo International Corporation
10.8	Proposal for Work with ABB Network Management
10.9	Statement of Work Phase One for Charter Communications, Inc.
10.10	Office Sublease with Old Republic National Title Insurance Company (Houston)
10.11	Koll Business Center Lease with John Hancock Mutual Life Insurance Company (Torrance, California)
10.12	Revolving Loan Agreement with Guaranty Bank & Trust Company
10.13	Employment Agreement with Cameron Kruse
10.14	Employment Agreement with Craig Crawford
10.15	Employment Agreement with Jeff Spencer

PART I

DESCRIPTION OF BUSINESS

        The description of our business contained in this report applies to our operations as they were conducted during the fiscal year ended March 31, 2001. Subsequent to the end of our fiscal year, we closed our principal offices in Houston, Texas and terminated all of our salaried employees except one, our President, Mr. Bell. We are in the process of completing negotiations that will lead to an arrangement pursuant to which we will outsource substantially all of our software development and some of our marketing activities to a group comprised of some of our former employees. It is our expectation that through this arrangement we will continue to further develop and promote our project management software and key strategic relationships.

Item 1.       General

Overview

        Large commercial and governmental entities have projects of all sizes and descriptions, and we offer solutions to improve the management and control of those projects. Whether it is the development of a new aircraft, the construction of a major office building, a time-sensitive overhaul to a petrochemical plant, or a major software development project, managers at all levels need to monitor the progress of these projects, control their respective costs, and be alerted when problems arise.

        Our services spanned a wide range of software development, project management and consulting services. Our software development services have been provided across a range of industries and have included everything from the integration of commercial off-the-shelf software into existing platforms, to the development of new, highly specialized software applications to better meet our clients' needs. Our consulting services include completing detailed needs assessments and independent risk assessments, construction oversight and project management staffing and services.

        We have performed project and program management work for a diverse sampling of government entities and companies, including: the United States Department of Defense, United States Navy, United States Army, United States Air Force, Kinko's, Lockheed Martin Corporation, AT&T Global Information Systems, Motorola Satellite and Communications, Boeing Corporation, Hughes Aircraft, Wal-Mart, Mobil Corporation and the City of San Antonio.

History

        An independent group of investors formed Zion Enterprises, Inc. in February 1996 as a Colorado corporation. Zion was formed for the sole purpose of establishing a widely held company that would subsequently seek a merger with another entity that desired to merge into a public entity. Zion had no operations or business activity and had never been subject to the reporting requirements of the Securities Exchange Act of 1934. In March 1999, Zion acquired all of the outstanding shares of the common stock of GeniSys in exchange for 75% of the total issued and outstanding shares of Zion. Zion became the parent company of GeniSys through this transaction. As a result of the transaction, the former officers and directors of GeniSys assumed control of Zion and changed the name to iGeniSys, Inc. The principals of GeniSys were aware that persons associated with Zion either controlled or had access to people who controlled shell corporations seeking a reverse merger transaction. The principals of GeniSys believed that such a transaction would help them become a public company and, as a result, improve their access to additional capital. The terms of the transaction were negotiated at arm's length between Mr. Bell, as CEO of GeniSys Information Systems, Inc., and principals of Zion Enterprises, Inc. No fairness opinion was obtained for the transaction. As a result of the transaction, the former shareholders, officers and directors of GeniSys Information Systems, Inc. assumed control of us and changed our name to iGeniSys, Inc. GeniSys Information Systems, Inc. was formed in March 1997 to pursue the development of software and ancillary services relating to business systems generally and project management and cost and risk analysis in particular. On the date of the transaction, its assets consisted of strategic client relationships and software under development.

Business strategy

        Our mission focused on creating new software tools utilizing the "World Wide Web" and integrating with three dimensional, or 3D, technologies. Our business strategy was to anticipate market needs and apply leading-edge information technologies in combination with project management consulting to deliver business solutions.

        The software that we have developed and will continue to develop on an outsource basis is designed to facilitate the integration and management of project information interrelating estimates, schedules, budgets, and project risk management. Our software is designed to simplify data collection, integration and analysis, thus allowing real-time comparison of actual performance data versus planned schedules and budgets. Further, our software tools are expected to work in conjunction with major project management software systems and are designed to integrate with customers existing accounting systems to provide timely management and cost information.

Business activities

        We offer services in three major business activities:
*	Project management software design, development, integration and implementation;
*	Business process improvement consulting; and
*	Providing specialized technical assistance to the process industry.

        Business project management software design, development, integration and implementation

        Our products are designed to work with major commercially available project management software tools, to deliver to our customers the information necessary to execute their tactical and strategic missions using the internet as a medium for reporting. We believe that the most effective management occurs through having current knowledge of the status of projects, for instance, current schedule or budget status, as opposed to guessing what is happening and then determining what went wrong after the fact. Our software enables customers to utilize data currently in their project management systems in a new consolidated view over the internet enabling them to make informed and prompt decisions relative to their projects.

        We are currently working or have worked with major corporations, a number of whom are in the Fortune 500, providing project management software solutions, and services related to improving the efficiency and communications of their existing project management applications. In many cases, we have been engaged to enhance, integrate, and develop new software applications to better serve our customers' requirements. Our work with customer's project management systems gave our consultants insight into the voids in these systems, and we have used this knowledge to assist us in developing and implementing new software tools to fill these gaps.

        Business process improvement consulting

        We were working directly with clients and completing detailed project management needs assessments, our consulting teams were able to provide a wide range of value added business process services. These included assisting clients in understanding where their own management systems are not meeting user needs. Additionally, these engagements often required on-site assistance, including on-site management, and regulatory compliance assistance. To this end, we have had a history of assisting our clients in bringing their management systems into compliance with the most stringent governmental or industry reporting requirements. In the future, we expect to outsource most of these support services, but may resume providing these services internally if we are unsuccessful in developing these capabilities through contracted outsourcing arrangements. We also hope to offer our clients training courses on the Internet through outsourced arrangements.

        Providing specialized technical services to the process industry

        We also provided construction management and project management services and staffing to a variety of industries. We performed these services primarily to expand our contacts in the project management arena, and maintain our familiarity with the issues faced by project management in the field and at headquarters. Among the project management services provided have been construction management, project engineering, planning and scheduling for new construction projects, turnarounds and project management. In 1999, we completed a major project management assignment for Coastal Aruba, N.V. on their $140 million expansion project. This project involved establishing the management team, setting up a system for tracking performance, and providing the executive project manager.

Software products

        Nearly all of our software products have been designed and developed through the recognition of a broader need uncovered while completing field assignments. Our design and development teams concentrated their efforts on providing easy to use, flexible, solutions that provide key business information on a timely basis over the internet. All of our products are integrated with Microsoft® products. The following is a brief description of our current software products:
*

GeniSys Enterprise ManagerTM - GEMTM GEM is a project management tracking, updating and reporting tool enabling an organization to manage and monitor large projects across an enterprise using the Internet. This software in concert with Microsoft Project enables mission critical scheduling and planning information to be available to all levels of management through the Internet. It can be customized with additional integration programming to interface with legacy systems such as SAP, Oracle, J.D. Edwards and others. GEM was first commercially launched in June 2000 with the hope that it would become our flagship software product.  At the present time, there are no commercial GEM installations.

*	Other software products. In the past, we have developed and sold other software products including:
* Visual Project ManagerTM * GatekeeperTM * GEM Web BuilderTM
At the present time, these software products are not being actively marketed or updated.

Corporate relationships

        We have developed several business relationships that were significant contributors to the development of our business, both directly, via business referrals, joint projects and, indirectly, through the value of association.
Microsoft Corporation

Previously, we were an authorized Microsoft Solution Provider. In addition, we were active with the Microsoft Project team in supporting design strategy for future releases, and assisted in the rollout of new versions of their project management products. The Microsoft relationship did not itself generate material fees or revenues. Nevertheless, we attributed our important relationships with the City of San Antonio, Charter Communications and Kinko's to our association with Microsoft.

Arthur Andersen, LLP

We had a marketing alliance with Arthur Andersen and several subcontracts with their clients for software and services. Under this marketing arrangement and resulting subcontracts, Arthur Andersen made numerous client referrals to us including Air Products, Inc., Enron Energy Service, Inc., Kaiser-Hill, Rocky Flats, the U.S. Army Chemical Weapons Demilitarization Program and the U.S. Healthcare Finance Administration. In addition to these services for clients of Arthur Andersen, we also provided internal project management software, training and consulting to Arthur Andersen in several of their regional and international offices.

        Since the Company curtailed its operations, these corporate relationships have not been actively promoted or maintained. It is uncertain whether they could be reestablished in the future should we desire to resume internal marketing efforts.

Markets

        Over the past decade there has been a tremendous change in the sophistication of project management software. This gives the modern manager access to tools and reports that were formerly unavailable to even the largest companies. With the dramatic pace of business change, fueled by the expansion of the Internet, the project management software industry segment has experienced tremendous growth. Through direct marketing, the alliances we have already established, and future collaborations and alliances, we believe our market share in products and services can grow.

        Business managers are focusing on project management issues at the project level and at the enterprise level. We see increased demand for project management software tools that communicate transparently over the Internet to provide managers, at all levels of the organization, with access to timely cost, budget and schedule reports. This marketplace includes the federal government, state and local governmental entities and any organization that manages large and/or diverse projects. This would include, but not be limited to, large municipalities, engineering and construction companies, aerospace, software development companies, petrochemical producers, and oil and gas companies. Aggressive marketing of our products and services combined with continued recruitment of industry experts will require additional working capital which may not be obtained in this offering.

Marketing and sales

        Our marketing efforts to date have been limited due to our lack of working capital. We have relied on referrals from Arthur Andersen and Microsoft Corporation for over 75% of our revenues since inception. Our marketing to date has been targeted toward building these two relationships and attendance at conventions and trade shows. Members of our management team were frequently invited to Microsoft and Arthur Andersen to make presentations on project management issues to their customers and clients. These presentations have provided the principal exposure of our products and services to companies, organizations and governmental entities that would have an interest in our solutions In addition, we have found that, once we have established a relationship with a client, the client usually has ongoing needs that require continued and follow up services as well as representing a market for our product enhancements and upgrades. We want to maintain these relationships for software sales in the future. Contracts currently in negotiation with outside groups, contemplate the continuation of software development and support services provided by outside third parties. To date, our lack of working capital has prevented us from developing a more aggressive marketing plan.

Competition

        A number of other companies compete with GeniSys in providing the kinds of services that we do in the project management arena. Companies that compete in the project management arena generally include:
*	ABT Corporation, with its ABT Workbench product,
*	IMS Information Management Services, Inc., with its product ProductExchange,
*	Artemis Corporation, with its product Artemis Views Four,

Our principal competitive advantage over these companies is that their products are not web-based. Companies that have developed web-based functionality in project management include:
*	OnProject.com
*	Pacific Edge Software

We believe that our products have superior functionality and that we gain competitive advantages through the credibility resulting from our strategic relationships with Microsoft, Arthur Andersen and other leaders in the project management field. Nevertheless, there can be no assurance that larger companies with greater resources will not compete with us in areas in which we have developed niches.

Intellectual Property

        We have developed certain foundation and application software tools, programs and products that we own and license to our clients on a non-exclusive basis. We regard this software as proprietary and protect our rights in it where appropriate with copyrights, trademarks, trade secret laws and contractual restrictions on disclosure and transferring title. There can be no assurance that any steps we take in this regard will be adequate to deter misappropriation of our proprietary rights or independent third party development of functionally equivalent products.

        We have developed and rely on the trademarks that we use with our products, including GeniSys Enterprise ManagerTM or GEMTM, Visual Project ManagerTM or VPMTM and GatekeeperTM. We have not applied for or obtained federal registrations with respect to the use of our trademarks; however, we claim common law trademark rights to those names. However, there can be no assurance that we will not be subject to opposition, cancellation or infringement proceedings based upon the use of a particular trademark. The loss of the use of any one or more of our trademarks could have a material adverse effect upon our ability to profitably market the associated product or service.

        In addition, our success is dependent upon our specialized expertise and methodologies. To protect this proprietary information, we rely upon a combination of trade secret and common laws, employee and all contractual relationships nondisclosure policies and third party confidentiality agreements. However, there can be no assurance that any of the steps we take will be adequate to deter misappropriation of our specialized expertise and methodologies. Specifically, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that our trade secrets will not be disclosed or that we can effectively protect our rights to unpatented and/or uncopyrighted trade secrets. Despite precautions we may take, unauthorized parties may attempt to engineer, reverse engineer, copy or obtain and use our products and other information we consider proprietary. We pursue a policy of having our employees and consultants execute non-disclosure agreements at the beginning of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship with us shall be kept confidential except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event they are used or disclosed in an unauthorized manner.

        Although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that an infringement claim will not be asserted against us in the future.

Research and development

        During fiscal year ended March 31, 2001, we had two full-time employees and two part-time consultants devoted to research and development. These functions are now performed on an outsourced basis. The majority of our research and development is undertaken under contract with customers and clients as a result of which we may develop a unique software program or module for the client's use on a non-exclusive use basis. We generally retain the rights to all products that we develop for clients so that we can use them for other customers and adapt them to other or new applications.  The Company incurred no research and development in 2001 and incurred approximately $447,000 in 2000.

Employees and consultants

        As of March 31, 2001, we had 10 core full-time employees, of whom nine are located in our main office in Houston, Texas. In addition to these core employees, we also had an additional labor pool consisting of contract professionals that are hired on a part-time basis. Following March 31, 2001, we closed our Houston office and eliminated all salaried employees except one, Mr. Bell.

Consultants

        We have a consulting arrangement with McCandish Partners, a company controlled by Carylyn K. Bell, the Company's principal stockholder and wife of J. Daniel Bell, pursuant to which it pays $3,000 per month for financial advisory services. We expect to continue that relationship at a reduced fee of $2000 per month.

Item 2.       Description of Property

Facilities and equipment

        Our principal executive offices were located in Houston, Texas. In addition, we have an office in Denver, Colorado. Our Houston office consisted of approximately 6,643 square feet which we hold on a four year sublease expiring 2002. Our monthly rent was $5,536, with triple net adjustments. The Houston office was closed on May 15, 2001, with approximately nine months remaining on the lease.

        Our Denver office is shared with Corporate Stock Transfer, Inc., our stock transfer agent and a company owned by our primary stockholder, Carylyn K. Bell. We pay a market rate of $1,500 per month for use of this office for approximately 750 square feet and this rate includes administrative support. We reimburse this company for all other out-of-pocket expenses incurred on our behalf.

        We own computer equipment and office furniture and fixtures.

Item 3.       Legal Proceedings

        We are currently involved in several proceedings brought by trade creditors and vendors seeking to collect open accounts.

Item 4.       Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended March 31, 2001.

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

        There currently exists no public market for the securities of iGeniSys, Inc.

Item 6.       Management's Discussion and Analysis of Financial Condition and Results of
                    Operations

        The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Overview

        We operate with iGeniSys, Inc. as the holding company of our subsidiary, GeniSys Information Systems, Inc. Our operations to date have been conducted through our subsidiary.

        An independent group of investors formed Zion Enterprises, Inc. in February 1996 as a Colorado corporation. Zion was formed for the sole purpose of establishing a widely held company that would subsequently seek a merger with another entity that desired to merge into a public entity. Zion had no operations or business activity and had never been subject to the reporting requirements of the Securities Exchange Act of 1934. In March 1999, Zion acquired all of the outstanding shares of the common stock of GeniSys in exchange for 75% of the total issued and outstanding shares of Zion. Zion became the parent company of GeniSys through this transaction. As a result of the transaction, the former officers and directors of GeniSys assumed control of Zion and changed the name to iGeniSys, Inc. This transaction has been accounted for as an acquisition of Zion by GeniSys and a recapitalization of GeniSys. The historical financial statements prior to this transaction are those of GeniSys as Zion had no activities.

        Our subsidiary, GeniSys, is a Colorado corporation formed on May 1, 1997. Our primary business was consulting in the project management arena and the development of project and enterprise management software. We are currently negotiating arrangements with our former employees to continue developing our software on an outsourced basis. We also performed services relating to assisting our customers in implementing our software and improving overall project management and control. Presently, these functions are contemplated to be provided by outside parties on a deal by deal basis.

        Historically we have been primarily a project management-consulting firm with limited sales of software. Over 90% of our revenues since inception in 1997 have been derived from consulting with clients on a wide range of project management issues. For the fiscal year ended March 31, 2001, 95% of our revenues were attributable to consulting fees, and 5% attributable to software sales. We expect that on a ongoing basis almost all of our future revenue will come from the sale of software. Those sales are expected to come primarily from contract arrangements with outside groups.

Subsequent Events

        After March 31, 2001 we experienced a decline in revenue that required the termination of most of the remaining employees. Because several software sales are still pending, we have been negotiating with a few of our former employees an agreement to continue software development, sales and support to accommodate software sales in the future.

        Sales of shares of stock from the public offering and shareholder loans have been adequate to permit the continuation of the holding company and its wholly owned subsidiary on a reduced activity basis. Almost all development of software, services and support will be outsourced on a contractual basis. Negotiations with former employees to provide those functions are in progress. We plan to continue operations with the new company headquarters in Denver.

Results of operations - year ended March 31, 2001 compared to year ended March 31, 2000

        Revenues

        Revenues for fiscal year 2001 were $2,460,187, a $494,389, or 17%, decrease from revenues of $2,954,576 for fiscal 2000. We believe that our revenues were adversely impacted over the year by a reduction of our sales department and general slowing of the economy. Revenues generated from work performed for Arthur Andersen represented $500,000 during fiscal 2001 compared to approximately $1,200,000 in fiscal 2000, representing 21% and 40% of revenues in each fiscal year, respectively.

        Operating Expenses

        Contract Costs. Contract costs decreased from $1,749,099, or 59% of revenues, in fiscal 2000 to $1,023,769, or 42% of revenues during fiscal 2000. This improvement resulted in part from a shift of utilization of personnel from contract labor to use of management to staff jobs.

        Research and Development. Research and development expenses were nonexistent during fiscal 2001 compared to$446,823 for fiscal 2000.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,797,571 during fiscal 2001 from $1,716,818 during fiscal 2000, an increase of $80,753, or 5% This increase was due to increase in pay for senior managers and greater costs of executive compensation..

        Depreciation and Amortization. Depreciation and amortization for fiscal 2001 was $150,674 and for fiscal 2000 was $105,715, an increase of $44,959, or 43%. This increase was due to an increase in capitalized development costs of our software between the respective periods.

        Operating Loss

        Operating loss for fiscal 2001 was $969,361 compared to $1,099,879 for 2000, a decrease of $130,518. This decrease in operating loss resulted primarily from improved margins on contract costs and to a lesser extent from a decrease in operating expenses from $4,054,455 in fiscal year 2000 to $3,429,548 in fiscal year 2001, a decrease of $624,907.

        During the quarter ended March 31, 2001, the Company recorded impairment losses of approximately $146,000 related to its GeniSys Enterprise Manager (GEM) software program. GEM is targeted to enterprise wide project management for use with the internet. Through March 31, 2001, there have been no sales of GEM. The software was updated during fiscal 2001 and the Company plans to market, implement and upgrade the software through a third party firm under a royalty agreement. The Company recorded an impairment loss of approximately $146,000, which represented the difference between the carrying amount of the GEM development costs and its estimated fair value of $50,000. The fair value was determined by management based on estimated discounted future cash flows from projected sales of the product in its current condition.

        During the quarter ended December 31, 2000, the Company recorded impairment losses of approximately $174,000 related to two of its software programs, Visual Project Manager and Gatekeeper. Gatekeeper was targeted to governmental contractors and integrates earned value cost data from Microframe Project Manager with MS Project 98 scheduling data. Gatekeeper had only one commercial sale in fiscal 2001. The software has not been updated and the Company does not have plans to upgrade the software due to personnel and financial constraints. Therefore, the Company recorded an impairment loss of approximately $141,000, which represented the difference between the carrying amount of the Gatekeeper development costs and its estimated fair value of $9,000. The fair value was determined by management based on estimated discounted future cash flows from projected sales of the product in its current condition.

        Visual Project Manager uses existing software from Vuent, Inc., to create an internet based system that integrates 3-dimensional drawings with key business information. The system will provide a collaborative environment over the internet leveraging web strategies to maximize the effectiveness of the client's staff and the technology they use. Research and development efforts were discontinued due to lack of financial and human resources. The product has not been commercially released and has not generated any sales. Therefore, the Company recorded an impairment loss of approximately $33,000, which represented the difference between the carrying amount of the Visual Project Manager development costs and its estimated fair value of $10,000. The fair value was determined by management based on estimated discounted future cash flows from projected sales of the product in its current condition.

       During the quarter ended December 31, 2000, the Company recorded impairment losses of approximately $77,000 related to equipment held under capital lease arrangements as the Company has defaulted on the corresponding lease payments. Prior to that time, amortization was provided on the straight-line method over the lease terms, generally five years.

        Interest Expense

        Interest expense increased from $143,545 for fiscal 2000 to $244,453 for fiscal 2001, an increase of approximately $100,000 or 70%. This increase was due to the substantial increase in interest rates on our borrowings and factoring costs.

        Net Loss

        As a result of the decline in revenues, and increases in interest expense, our net loss for fiscal 2001 was $1,213,814 compared to a loss of $1,243,428 in fiscal year 2000. This was a decrease of approximately $30,000 or 2%. Our net loss resulted from the strategic decision to retain a core group of professionals during slow sales periods, and this decision increased our overhead costs as unassigned personnel costs increased over the prior fiscal year.

Liquidity and capital resources

        We have financed our operations to date primarily through the private sale of equity securities and borrowings from our majority shareholder and other related parties. During the year ended March 31, 2001 we sold subscriptions for common stock for $97,305 and obtained short-term interim loans totaling approximately $310,000. During the year ended March 31, 2000 we sold 960,004 shares of our common stock for $471,800. As of March 31, 2001, we have borrowed approximately $730,000 from our major shareholder and other related parties.

        Since we began operations, we have experienced a shortage of working capital. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the report of our auditors issued in conjunction with our consolidated financial statements for the fiscal year ended March 31, 2001contained an explanatory paragraph indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be profitable in the future or that we will be able to achieve our business objectives. We need additional working capital in order to support our short-term strategy. We do not believe that the working capital available to us through commercial lenders and related parties will be sufficient to support all of our current and future capital needs. Sources of working capital that we will rely upon are:
*

The continuing support of our major shareholder and related parties. While we believe that our major shareholder and other related parties will continue their support, there are limits to their ability to provide additional capital.

*

Decreased operating expenses. Since closing our Houston, Texas office and reducing our operating staff we have continued to develop and market software through outsourcing relationships. We are currently in negotiations with former employees to provide software development and sales, and to be compensated out of software sales.

If our strategy to improve working capital through the foregoing plan is unsuccessful, we will have no choice but to further curtail operations.

        Current Liabilities

        At March 31, 2001, our current liabilities were $2,065,589. Of that amount, $729,713 consisted of notes payable to related parties, of which approximately $168,082 consisted of our line of credit, which will be repaid out of accounts receivable. We expect the maturity of related party debt to be extended by the holders of those notes due to their affiliation with the Company.

        Working Capital

        At March 31, 2001, we had a working capital deficit of $1,879,445, compared to a working capital deficit of $993,365 and $359,966 at fiscal years ended March 31, 2000 and 1999, respectively. This increase in working capital deficit is due to cash required to fund our continuing operating losses.

        Notes Payable - Related Parties

        At March 31, 2001, we had notes payable to related parties, including our major shareholder, of $561,631, with interest accruing at rates between 10% and 15%, all of which were current obligations. The foregoing does not include approximately $168,082 that we owe to our major shareholder under a factoring revolving line of credit which is secured by our accounts receivable. Our computer software products and accounts receivable have been pledged to secure the notes held by our major shareholder and the note held by another related party.

        Revolving Line of Credit

        During fiscal 1999, we obtained a commercial revolving line of credit with Strategic Finance, Inc. under which we had a factoring line of credit with a maximum borrowing limit of $2,000,000. This commercial credit was secured by our accounts receivable and personally guaranteed by Mr. and Mrs. Bell. In April 2000, Strategic Finance, Inc. terminated the line of credit. The outstanding balance was repaid by through collection of our accounts receivable by Strategic Finance, Inc. In May 2000, to replace the Strategic Finance, Inc., relationship, Mrs. Bell extended to us a revolving line of credit with a maximum borrowing limit of $750,000. This line of credit is backed by a parallel line of credit that the Company and Mrs. Bell have with Guaranty Bank and Trust Company. Under this arrangement, Mrs. Bell provides us advances against our accounts receivable, which advances are funded by draws from Guaranty Bank. Mrs. Bell is paid a 2% fee on each advance and the outstanding credit balance under the revolving line accrues interest at the rate of prime plus 2%. At March 31, 2001 the outstanding balance on this revolving line of credit was approximately $168,082. This relationship remains in place and provides working capital to Genisys on a current basis.

        Cash Flows

        Net cash provided by operating activities was $377,891 for the year ended March 31, 2001, compared to net cash used by operating activities of $546,264 for the year ended March 31, 2000. We expect future operating activities to be a net cash user unless operating results improve. Investing activities also resulted in a net cash use, reflecting the investment in certain software development costs. Net cash used in financing activities for fiscal year 2001 was $202,925, contrasted with net cash provided by financing activities for fiscal year 2000 of $696,670. This net repayment of debt reflects a decline in fund-raising activities during the most recently completed fiscal year.

        Our working capital deficit represents the most substantial impediment to our continuing operations. We are heavily dependent upon the future commercial success of our GEM software product to alleviate our lack of liquidity, however we cannot be sure that we will be successful in these efforts. We have not had a successful GEM software sale since its commercial release in June 2000.

Capitalized Software Costs

        Our software development costs consist primarily of enhancements and software production costs related to products for which technological and market feasibility has been established. We consider technological feasibility to be achieved when we have completed all planning, designing, coding and testing activities that are necessary to establish a working model of the product. Capitalization ceases when the product has been completed and the product is ready for release to our customers. Prior to achieving technological feasibility, research and development costs are expensed. During year ended March 31, 2001, we incurred no research and development expenses related to software development. Our capitalized software costs and cumulative expenses incurred through March 31, 2001 for each of our products were approximately as follows:
Products	Date Technological Feasibility Achieved	Capitalized Costs	Cumulative Since inception Research and Development Expenses
GeniSys Enterprise
ManagementTM	December 1999	$ 261,000	$ 746,000
GatekeeperTM	March 1998	242,000	251,000
Visual Project ManagerTM	December 1999	51,000	126,000
		$ 554,000	$ 1,123,000
Less Accumulated Amortization		170,000
Less Impairment Write-downs		320,000
Net book value at March 31, 2001		$ 64,000

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Company will be fiscal year 2002. As a result of the Company's write-down of its intangible assets in fiscal 2001, and no planned business combinations, the Company does not expect that the adoption of either SFAS No. 141 or SFAS No. 142 will have a significant impact on the financial condition or results of operations of the Company.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial position or results of operations.

        In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101.

Forward-Looking Statements

        This report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of the software development, computer-based project management, consulting and strategic business consulting industries, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Although we believe that any forward-looking statements we make in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:
*	changes in general economic and business conditions affecting the software development, computer-based project management consulting and strategic business consulting industries;
*	technical developments that make our products or services obsolete;
*	changes in our business strategies;
*	the level of demand for our products and services; and
*	our ability to develop or maintain strategic relationships within the software development, computer-based project management consulting and/or strategic business consulting industries.

        In light of the significant uncertainties inherent in the forward-looking statements made in this report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Item 7.       Financial Statements

        The following financial statements are filed as part of this report beginning on page F-1:

Independent Auditors' Report
Consolidated Balance Sheet as of March 31, 2001
Consolidated Statements of Operations for the years ended March 31, 2001 and March 31, 2000
Consolidated Statements of Shareholders' Deficiency for the years ended March 31, 2001 and March 31, 2000
Consolidated Statements of Cash Flows for the years ended March 31, 2001 and March 31, 2000
Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
iGeniSys, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of iGeniSys, Inc. and subsidiary as of March 31, 2001, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iGeniSys, Inc. and subsidiary as of March 31, 2001, and the results of their operations and cash flows for each of the years in the two-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss of $1,213,814 during the year ended March 31, 2001 and has a shareholders' deficiency and working capital deficiency of $1,689,081 and $1,879,445, respectively, at March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GELFOND HOCHSTADT PANGBURN, P.C.
Denver, Colorado

August 27, 2001

iGENISYS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
MARCH 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 24,620
Accounts receivable, net of allowance for doubtful accounts of $13,800	146,726
Prepaid expenses and other	14,798
Total current assets	186,144
FURNITURE AND EQUIPMENT, net (Notes 1 and 4)	5,758
INTANGIBLES AND OTHER ASSETS:
Development costs, net of accumulated amortization of $4,750 (Note 1)	64,250
Deferred offering costs (Note 9)	120,356

$ 376,508

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Revolving line of credit, related party (Note 2)

$ 168,082

Notes payable, related party (Note 2)

561,631

Obligations under capital leases (Note 5)

55,384

Accounts payable

863,639

Accrued expenses:

Payroll expenses (Note 6)

298,920

Interest payable, related party

53,493

Other expenses

64,440

Total liabilities (all current)

2,065,589

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' DEFICIENCY (Note 7 and 9):

       Preferred stock, $.01 par value; authorized 50,000,000 shares; no shares issued and outstanding

-

Common stock, $.001 par value; authorized 100,010,000 shares:

Class A; issued and outstanding 10,915,025 shares

10,915

Class B; issued and outstanding 10,000 shares

10

Additional paid-in capital

1,229,250

Common stock subscribed (Note 9)

97,305

Accumulated deficit

(3,026,561)

Total shareholders' deficiency

(1,689,081)

$ 376,508

The accompanying notes are an integral part of these financial statements.

iGENISYS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

       For the year ended
      March 31,

2001

2000

REVENUES

$ 2,460,187

$ 2,954,576

OPERATING EXPENSES:

Contract costs

1,023,769

1,749,099

Research and development

-

446,823

Selling, general and administrative (Note 2):

Management fees, affiliate

36,000

36,000

Other

1,797,571

1,716,818

Loss on disposal and abandonment of equipment

24,529

-

Impairment losses (Note 1)

397,005

-

Depreciation and amortization

150,674

105,715

3,429,548

4,054,455

OPERATING LOSS

(969,361)

(1,099,879)

INTEREST EXPENSE:

Related parties (Note 2)

(204,920)

(30,846)

Other

(39,533)

(112,703)

(244,453)

(143,549)

NET LOSS

$ (1,213,814)

$(1,243,428)

       BASIC AND DILUTED LOSS PER COMMON
SHARE

$ (.11)

$ (.12)

       WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

         10,925,025

        10,501,815

The accompanying notes are an integral part of these financial statements.

iGENISYS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY

YEARS ENDED MARCH 31, 2001 AND 2000

Total

Additional

Common

Shareholders'

Class A

Class B

Paid-in

Stock

Accumulated

Equity

Common Stock

Common Stock

Capital

Subscribed

Deficit

(Deficit)

Shares

Amount

Shares

Amount

BALANCES, April 1, 1999
9,955,021

$ 9,954

10,000

$ 10

$ 713,411

-

$ (569,319)

$ 154,056

Common stock issued for cash

960,004

961

-

-

470,839

-

-

471,800

Common stock, warrants and options granted below market (Note 8)

-

-

-

-

45,000

-

-

45,000

Net loss

-

-

-

-

-

-

(1,243,428)

(1,243,428)

BALANCES, March 31, 2000

10,915,025

10,915

10,000

10

1,229,250

(1,812,747)

(572,572)

Common stock subscribed

-

-

-

-

-

$ 97,305

-

97,305

Net loss

-

-

-

-

-

-

(1,213,814)

(1,213,814)

BALANCES, March 31, 2001

10,915,025

$ 10,915

10,000

$ 10

$ 1,229,250

$ 97,305

$ (3,026,561)

$(1,689,081)

The accompanying notes are an integral part of these financial statements.

iGENISYS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the year ended
March 31,

2001

2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$ (1,213,814)

$ (1,243,428)

       Adjustments to reconcile net loss to net cash provided by (used in)
operating activities -

Provision for doubtful accounts

27,874

142,062

Depreciation and amortization

150,674

105,715

Impairment losses

397,005

-

Loss on disposal and abandonment of equipment

24,529

-

          Expense incurred for issuance of common stock and
options

-

45,000

(Increase) decrease in -

Accounts receivable

526,620

135,406

Contracts in process

108,903

16,708

Prepaid expenses and other assets

4,256

(8,121)

Deposits

10,553

        -

Royalties

-

55,000

Increase (decrease) in -

Accrued expenses

338,291

171,325

Deferred contract revenue

(33,000)

33,000

Management fees payable, affiliate

36,000

36,000

Due to affiliate

-

(34,931)

Net cash provided (used in) by operating activities

377,891

(546,264)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of furniture and equipment

(10,006)

(47,211)

Development costs

(151,743)

(91,792)

Net cash used in investing activities

(161,749)

(139,003)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of bank overdraft

-

(16,632)

Repayment of notes payable, related party

(138,803)

(148,837)

Proceeds from notes payable, related party

310,971

307,500

Increase (decrease) in line of credit, net, related party

85,610

(321,409)

Increase (decrease) in line of credit, net

(540,731)

484,692

Repayments of obligations under capital leases

(8,491)

(27,209)

Repayment of notes payable, other

(8,786)

-

Proceeds from common stock subscriptions

97,305

-

Deferred offering costs

-

(53,235)

Proceeds from issuance of common stock

-

471,800

Net cash provided by (used in) financing activities

(202,925)

696,670

INCREASE IN CASH AND CASH EQUIVALENTS

13,217

11,403

CASH AND CASH EQUIVALENTS, BEGINNING

11,403

-

CASH AND CASH EQUIVALENTS, ENDING

$ 24,620

       $
11,403

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest

$ 178,149

       $
138,836

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2001, $114,000 of management fees payable to an affiliate were converted to a note payable (Note 2).

During the year ended March 31, 2001, $25,611 of financing
fees payable to the major shareholder were converted to notes payable.

During the year ended March 31, 2001, the Company and the
subsidiary's president agreed to offset $16,857 of notes payable due to the subsidiary's president against $16,857 of advances due from the subsidiary's president.

In August 1999, an affiliate's note payable of $91,258 to a
bank was assumed by the Company in exchange for a $91,258 reduction in amounts the Company owed to the affiliate. In fiscal 2001 the Company repaid the note payable to the bank from the line of credit with the major shareholder.

Effective March 31, 2000, $35,046 owed to an affiliate was
restructured to a long-term note payable.

The accompanying notes are an integral part of these financial statements.

iGENISYS, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2001 AND 2000

1.    Organization, Business and Summary of
Significant Accounting Policies:

       Organization:

       GeniSys Information
Systems, Inc. ("GeniSys") is a Colorado corporation formed on May 1,
1997, and it is the operating subsidiary of iGeniSys, Inc. (collectively referred to as "the Company"). All significant intercompany
transactions have been eliminated in consolidation. The Company's primary business is management consulting in the project management arena and sales and development of state-of-the-art computerized project management software.
GeniSys also performs ancilliary services relating to assisting its customers in implementing its software and performing independent cost and risk analyses. The Company's customers are located throughout the United
States.

       Going concern, results of
operations and management's plans:

       The Company has
incurred operating losses since inception due to, among other factors, expenditures incurred for development of its software products and efforts to gain market acceptance for such products. These losses have caused the Company to operate with limited liquidity and have created a shareholders' deficiency and working capital deficiency of $1,689,081 and $1,879,445, respectively as of
March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address the
Company's liquidity and operating loss concerns include:

1.

The Company will rely upon the continuing support of
      its major shareholder and related parties. Historically, these persons have provided necessary working capital through equity investments and short term loans.

2.

The Company has substantially decreased its operating
      expenses through the closure of its office in Houston, Texas and the reduction of substantially all of its operating staff. Future software development and marketing will be undertaken on an outsourcing basis.

3.

       In addition to promoting its existing software
      products, the Company will try to identify strategic opportunities and business combinations.

4.
    The Company received proceeds of
      $212,305 from its initial public offering, which were used to make a payment on a related party note payable and other Company liabilities.

       There can be no
assurance that these measures will be successful.

       The accompanying
financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise unable to continue as a going concern.

       Significant
accounting policies:

       Furniture and
equipment:

       Furniture and
equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, primarily five years.

       During the quarter
ended December 31, 2000, the Company recorded impairment losses of approximately
$77,000 related to equipment held under capital lease arrangements as the
Company has defaulted on the corresponding lease payments. Prior to that time, amortization was provided on the straight-line method over the lease terms, generally five years.

       Development costs:

       The Company's
software development costs consist primarily of enhancements and software production costs related to products for which technological and market feasibility has been established. Accordingly, such costs are capitalized as incurred. In the years ended March 31, 2001 and 2000, the Company capitalized costs of approximately $152,000 and $92,000, respectively. Amortization of the capitalized cost begins, on a straight-line basis over the estimated lives of the products, which is generally three years, when the product is complete.
Amortization expense of approximately $113,000 and $46,000 was recorded during the years ended March 31, 2001 and 2000, respectively.
Capitalization ceases when the product has been completed and the product is ready for release to our customers. Prior to the establishment of technological and market feasibility, development costs are expensed. None of these costs were incurred under contracts with customers. In the year ended March 31, 2001 the
Company incurred no research and development expenses related to software development. In the year ended March 31, 2000, the Company incurred approximately $447,000 for research and development expenses related to software development

       Impairment of
long-lived assets:

       The Company reviews
long-lived assets, including development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

       During the quarter
ended March 31, 2001, the Company recorded impairment losses of approximately
$146,000 related to its GeniSys Enterprise Manager (GEM) software program. GEM is targeted to enterprise wide project management for use with the internet.
Through March 31, 2001, there have been no sales of GEM. The software was updated during fiscal 2001 and the Company plans to market, implement and upgrade the software through a third party firm under a royalty agreement. The
Company recorded an impairment loss of approximately $146,000, which represented the difference between the carrying amount of the GEM development costs and its estimated fair value of $50,000. The fair value was determined by management based on estimated discounted future cash flows from projected sales of the product in its current condition.

       During the quarter
ended December 31, 2000, the Company recorded impairment losses of approximately
$174,000 related to two of its software programs, Visual Project Manager and
Gatekeeper. Gatekeeper was targeted to governmental contractors and integrates earned value cost data from Microframe Project Manager with MS Project 98 scheduling data. Gatekeeper had only one commercial sale in fiscal 2001. The software has not been updated and the Company does not have plans to upgrade the software due to personnel and financial constraints. Therefore, the Company recorded an impairment loss of approximately $141,000, which represented the difference between the carrying amount of the Gatekeeper development costs and its estimated fair value of $9,000. The fair value was determined by management based on estimated discounted future cash flows from projected sales of the product in its current condition.

       Visual Project
Manager uses existing software from Vuent, Inc., to create an internet based system that integrates 3-dimensional drawings with key business information. The system will provide a collaborative environment over the internet leveraging web strategies to maximize the effectiveness of the client's staff and the technology they use. Research and development efforts were discontinued due to lack of financial and human resources. The product has not been commercially released and has not generated any sales. Therefore, the Company recorded an impairment loss of approximately $33,000, which represented the difference between the carrying amount of the Visual Project Manager development costs and its estimated fair value of $10,000. The fair value was determined by management based on estimated discounted future cash flows from projected sales of the product in its current condition.

       Deferred offering
costs:

       Specific
incremental costs incurred in connection with the Company's initial public offering have been deferred (Note 9). The offering was closed in June 2001, and the deferred offering costs were charged against the gross proceeds at that time.

       Revenue
recognition:

       Sales of the
Company's software products are recognized when shipped. The Company's revenues from consulting and implementation services are recognized when the services are performed. Software maintenance revenues are deferred and recognized over the term of the related contract.

       Income taxes:

       Deferred tax assets
and liabilities are recorded for the estimated future tax effects of (a)
temporary differences between the tax basis of assets and liabilities and amounts reported in the balance sheets, and (b) operating loss and tax credit carryforwards. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. The measurement of deferred tax assets may be reduced by a valuation allowance based on judgmental assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized.

       Basic and diluted
loss per share:

       Basic loss per
common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.
During 2001 and 2000, stock options were not considered in the calculation, as the impact of the potential common shares would be to decrease loss per share.

       Cash and cash
equivalents:

       Cash and cash
equivalents include cash and other highly liquid investments with maturities of three months or less at the date of acquisition. Cash equivalents are stated at cost, which approximates market value.

       Reclassifications:

       Certain amounts
previously reported in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

       Stock-Based
compensation:

       Statement of
Financial Accounting Standard ("SFAS") No. 123, Accounting for
Stock-Based Compensation, allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in
Accounting Principles Board Opinion ("APB") No. 25, Accounting for
Stock Issued to Employees. The Company has chosen to account for employee stock-based compensation using APB No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the
Company's stock at the date of the grant over the options' exercise price.

       Credit and other
risk considerations:

       The Company's
accounts receivable and contracts in progress subject the Company to credit risk, as collateral is generally not required. The Company performs credit evaluations of the financial condition of its customers and maintains allowances for potential credit losses. In the opinion of management, actual losses and allowances have been within its expectations. The carrying amount of the
Company's receivables approximates their fair value.

       Revenues from
significant customers for the years ended March 31, 2001 and 2000, consist of the following:

March 31,

2001

2000

Customer A

25%

-

Customer B

21%

40%

Customer C

17%

-

Customer D

15%

-

Customer E

10%

11%

Customer F

-

13%

       Receivables from significant
customers as of March 31, 2001 consist of the following:

Customer A

16%

Customer B

35%

Customer D

18%

       The Company is
subject to risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of its products, dependence on principal products and third party technology, new product development, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

       Comprehensive
income:

       SFAS No. 130, Reporting
Comprehensive Income requires disclosure of comprehensive income which includes certain items previously not reported in the statement of income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. During the years ended March 31, 2001 and 2000, the Company did not have any components of comprehensive income to report.

       Use of estimates:

       The preparation of
financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results will be determined based the outcome of future events and could differ from the estimates.

       Fair value of
financial instruments:

       The fair value of
the Company's notes payable to related parties are not practicable to estimate, due to the related party nature of the underlying transactions. Management believes that the carrying amounts of the Company's other financial instruments approximates their fair values primarily because of the short-term maturity of these instruments.

       Estimates are not
necessarily indicative of the amount, which could be realized or would be paid in a current market exchange. The effect of using different market assumptions and information methodologies may be material to the estimated fair value amount.

       Recent accounting
pronouncements:

       In July 2001, the
Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business
Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.
SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS
No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that
Statement, which for the Company will be fiscal year 2002. As a result of the
Company's write-down of its intangible assets in fiscal 2001, and no planned business combinations, the Company does not expect that the adoption of either
SFAS No. 141 or SFAS No. 142 will have a significant impact on the financial condition or results of operations of the Company.

       In June 1998, the
Financial Accounting Standards Board issued SFAS No. 133, Accounting for
Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the
Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No.
133 will not have an impact on its financial position or results of operations.

       In December 1999,
the staff of the Securities and Exchange Commission issued Staff Accounting
Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements.
SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15,
1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB
No. 101.

2.      Related party
transactions:

       Due to affiliate:

       The Company and an
entity controlled by the Company's chairman of the board shared employees, common lease space, third party vendor accounts, and a line of credit and borrowed funds on an unsecured, non-interest-bearing basis from each other, from time to time, as a cash flow vehicle, not a primary funding source. This arrangement ceased during fiscal 2000 once a separate credit agreement was obtained by the Company. In August 1999, the affiliate ceased operating activities and a note payable of approximately $91,000 with a bank was assumed by the Company in exchange for a reduction in the amounts due to the affiliate from inter-company transactions. As of March 31, 2001, the Company owed $35,046, to this related entity for the net amount of inter-company transactions, which is included in notes payable, related parties on the accompanying consolidated balance sheet.

       Notes payable, related
parties:

       Notes payable, major shareholder; generally
collateralized by a first lien on software products; 15% interest; due in August 2001; currently in default

$ 167,611

       Note payable, member of the board of directors;
      collateralized by specific accounts receivable and a second lien on software products; 15% interest; due in August 2001; currently in default

10,000

       Note payable, shareholder; collateralized by specific
      accounts receivable; 15% interest; due in August 2001; currently in default

10,000

       Note payable, shareholder; collateralized by specific
      accounts receivable; 15% interest; due in August 2001; currently in default

29,500

       Note payable, former subsidiary president; unsecured;
10% interest; due in December 2000; currently in default

5,143

       Convertible note payable, shareholder; unsecured; 10%
      interest; due in July 2001, currently in default with default interest at
      15%; at any time the holder may convert all or a portion of the outstanding principal and any accrued interest into shares of the Company
Class A common stock at a price of $0.50 per share

200,000

       Note payable, affiliate; unsecured; 10% interest; due
in September 2001; currently in default; default interest at 15%

35,046

       Note payable, affiliate; generally collateralized by a
first lien on software products; 15% interest; due on demand

104,331

$ 561,631

       Leased facilities:

       The Company began
sharing office space in Denver, Colorado with an
entity owned by the major shareholder, in October 1999. The Company leases space under a month-to-month lease for $1,500 per month plus direct expenses. Rent expense of approximately $18,000 and $8,300 for the years ended
March 31, 2001 and 2000, respectively, is included in selling, general and administrative expense.

       Revolving line
of credit:

       In May 2000, the
Company entered into a revolving line of credit
("Credit Agreement") with its major shareholder. Under the terms of this agreement, which are similar to a factoring arrangement, the Company is able to obtain financing for 85% of specific accounts receivable up to $750,000.
The Company pays a processing fee for financing each receivable depending upon the number of days from the funding of the advance until that invoice is paid by the customer. In addition, the Company pays interest on the total amount advanced at a rate equal to the prime rate plus 1/2%. The receivables are financed on a full recourse basis and, accordingly, the Credit Agreement is accounted for as a borrowing. The agreement can be terminated with 30 days notice after certain events are met. Subsequent to March 31, 2001, the agreement was amended and the maximum financing was reduced to $250,000 and is currently in default. The agreement
matures in April 2002. At March 31, 2001, the outstanding balance due under the
Credit Agreement was $168,082.

       In April 2000, the
major shareholder and the Company entered into a $750,000 line of credit agreement with a bank. The line of credit bears interest at the Wall Street
Journal prime rate plus 1/2% (9.0% at March 31, 2001). Interest is due monthly and the line matures in April 2002. At March 31, 2001, the major shareholder had borrowed $168,082 under the line, all of which was advanced to the Company under the Credit Agreement. As co-signer on the bank line of credit agreement, the Company is contingently liable for the $168,082 of borrowings made by the major shareholder. However, the major shareholder has agreed to apply payments received under the Credit Agreement, net of fees, interest and other charges, to the repayment of the bank line of credit, and to indemnify and hold harmless the Company to the extent of payments.

       Royalties:

       Through a series of
transactions in 1999, the Company acquired the rights to receive royalty payments of $81,000 from software in which one of Company's officers has an ownership interest. During the quarter ended December 31, 1999, the Company reached a settlement agreement for $55,000 and wrote off the remaining balance. The Company received the $55,000 in January 2000. The Company has no continuing interest in the rights to receive royalty payments.

       Management fees:

       The Company has
entered into a month to month management contract for professional services with an entity controlled by the Company's major shareholder. The contract provides for management fees of $3,000 per month. During each of the years ended March
31, 2001 and 2000, the Company charged $36,000 to expense for fees pursuant to this agreement. During 2001 $114,000 of management fees payable were converted to a note payable.

3.    Furniture and
equipment:

       Furniture and equipment is
summarized by major classification as follows as:

Computer equipment

$ 69,037

Computer software

39,381

Furniture and fixtures

61,588

170,006

Less accumulated depreciation

(164,248)

$ 5,758

4.     Revolving line of credit

       In May 1999, the
Company entered into a credit agreement, which is similar to a factoring arrangement with a financial entity. Under the terms of the agreement, the
Company could obtain financing for 85% of specifically identified accounts receivable. The Company paid a processing fee for financing each receivable depending upon the number of days from the funding date of the advance until the invoice is paid by the customer. In addition, the Company paid interest on the aggregate amount advanced at a rate equal to prime rate plus 2%. During the year ended March 31, 2000, the weighted average interest rate was approximately
10.2%. The receivables were financed on a full recourse basis and, accordingly, this financial arrangement has been accounted for as a borrowing. The agreement was terminated by the financial entity in April 2000. The outstanding balance of
$540,731 subsequently was repaid through collections of the factored accounts receivable. The Company obtained a line of credit with its major shareholder.

5.      Capital lease obligations:

       The Company has capital lease obligations of approximately $55,400 at March 31, 2001.
The Company defaulted on the corresponding lease payments and the lessors have initiated repossession and legal actions against the Company for full payments of amounts due.

6.      Commitments and contingencies:

       The Company leased
office space in Houston, Texas and Los Angeles, California under non-cancelable operating leases. In August 2000, the Company closed its office in Los Angeles and in
May 2001, the Company closed its office in Houston. Rent expense was approximately $94,000 and $110,000 for the years ended March 31, 2001 and 2000, respectively.

       In June 1999, the
Company entered into written employment contracts with its president, senior vice president of sales, and chief financial officer. These arrangements require aggregate annual compensation of approximately $362,000, payment of performance bonuses, and issuance of stock options at the sole discretion of the board of directors. In February 2001, the president of the Company's subsidiary and the vice president of sales resigned their respective positions. The Company's chief financial officer resigned in May 2001. The Company is negotiating the terms and conditions for the termination of these contracts.  Management does not believe that termination of these contracts have or will result in material liability to the Company.

       During July 2000,
the Company was notified by the Internal Revenue Service ("IRS") of outstanding payroll tax liabilities and the IRS filed a federal tax lien claiming payment of interest and penalties for previously unpaid payroll taxes. Management believes that all payroll tax liabilities have been paid and that the IRS notice is in error. The Company has engaged legal counsel to resolve the matter and, if necessary, will vigorously challenge the IRS position. However, the Company has accrued approximately $180,000 as of March 31, 2001, pending resolution with the
IRS.

7.      Capital stock:

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

       During the year
ended March 31, 2000,
the Company raised $471,800 from the sale of its common stock through private placements. The Company issued 960,004 shares of common stock in connection with these sales. The common stock was sold at prices ranging from $0.39 to $0.60 per share. The Company granted a warrant to purchase 125,000 shares the Company's common stock at $0.40 per share as a financial inducement to investors who purchased common stock at $0.60 per share. As the $0.40 per share exercise price was below management's estimate of the market value of the Company's common stock on the date of grant, the Company recorded expense of $25,000.

       In October 1999,
the Company issued to certain investors a total of 147,205 Class A Warrants, each exercisable for one-year to purchase a share of common stock at a price of
$1.00 per share. The warrants expired in October 2000.

       In January 2000,
the president of the Company's subsidiary, sold 75,000 shares of the Company's common stock which he owned to three of the Company's employees for $0.40 per share, which was below management's estimate of the market value of the
Company's common stock on the date of sale. Accordingly, this transaction has been accounted for as stock-based employee compensation and the Company recorded expense of $14,000.

       In May 1999, the
Company adopted the 1999 Equity Incentive Plan (the "Plan"), which provides for awards in the form of options, including incentive stock options (ISOs), non-statutory options (NSOs), stock bonuses, rights to purchase restricted stock, and stock appreciation rights (SARs). Employees, directors, consultants and advisors of the Company will be eligible for the grant of NSOs, stock bonuses, and rights to purchase restricted stock. Only employees will be eligible for the grant of ISOs and SARs. Under the Plan, options issued are to generally have exercise prices not less than the fair value of the Company's common stock. Options generally vest over a nine-year period. An aggregate of
2,500,000 shares of the Company's common stock is reserved for issuance under the Plan. During the year ended March 31, 2001, the Company granted 100,000 incentive stock options to an employee and 800,000 stock options were forfeited.
During the year ended March 31, 2000, the Company granted 1,800,000 incentive stock options to employees of which 430,000 stock options were forfeited.
Management believes that the exercise price of the options granted to the employee was equal to the market value of the Company's common stock at the date of grant (based on the Company's private placements of common stock) and, accordingly, no compensation expense has been recorded.

       During the year
ended March 31, 2001, the Company granted 90,000 non-qualified options to directors at an exercise price of $1.50, which exceeded management's estimate of the market and fair value of the Company's common stock on the date of grant and, accordingly, no compensation expense has been recorded. During the year ended March 31, 2000, the Company granted 120,000 non-qualified options to directors and consultants at exercise prices equal to management's estimate of the market and fair value of the Company's common stock on the date of grant.
Additionally, the Company granted 30,000 non-qualified options to the major shareholder at an exercise price of $0.40 per share, which was below management's estimate of the market value of the Company's common stock on the date of grant. Accordingly, this transaction has been accounted for as stock-based employee compensation and the Company recorded expense of $6,000.

       The following table
summarizes the aggregate stock option activity for the years ended March 31,
2001 and 2000:

Shares

       Range of
exercise price

Outstanding at April 1, 1999

-

        $
-

Granted

1,950,000

0.40

Exercised

-

-

Forfeited

(430,000)

0.40

Outstanding at March 31, 2000

1,520,000

0.40

Granted

190,000

0.60 - 1.50

Exercised

-

-

Forfeited

(800,000)

-

Outstanding at March 31, 2001

910,000

$0.40 - 1.50

      Options outstanding at March 31, 2001

      Exercise
           Price

      Options
outstanding

       Weighted
      average
      remaining
      contractual
life

      Options
exercisable

$0.40-1.50

910,000

6 years

428,100

       Had compensation
cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the provisions of SFAS No.
123, the Company's net loss and net loss per common share for the years ended
March 31, 2001 and 2000 would have increased to the pro forma amounts indicated
below:

2001

2000

Net loss, as reported

$ (1,206,835)

$ (1,243,428)

Net loss, pro forma

$ (1,210,035)

$ (1,270,828)

Net loss per common share, as reported

$ (0.11)

$ (0.12)

Net loss per common share, pro forma

$ (0.11)

$ (0.12)

       The fair value of
each option granted during fiscal year 2001 was estimated on the date of grant using the minimum value method specified by SFAS No. 123. The following assumptions were utilized:

2001

2000

Expected dividend yield

-

Expected stock price volatility

-

Risk-free interest rate

6%
5.8%

Expected life of options

5 years
5 years

8.     Deferred income taxes:

       At March 31, 2001, the Company's
deferred tax assets are as follows:

Operating loss carry forward

$ 806,000

Deferred tax assets valuation allowance

(806,000)

$ -

       The Company has net
operating loss carry forwards of approximately $2,371,000 as of March 31, 2001, to offset future taxable income, if any. Such net operating losses begin to expire in 2018 through 2021. The net operating loss carry forwards may be subject to certain limitations due to a business combination that occurred in March 1999. As
of March 31, 2001, the Company has provided a 100% valuation allowance for the deferred tax asset relating to such net operating losses because it could not be determined that it was more likely than not that the deferred tax asset would be realized through future earnings. The Company's other deferred tax items are not significant.

9.      Public Offering:

       The Company filed a
registration statement with the Securities and Exchange Commission for the initial public offering of its common stock to sell up to 1,500,000 shares of common stock for a proposed offering price of approximately $1.00 per share. The offering was closed on May 14, 2001. At March 31, 2001, the Company had received subscriptions for 97,305 shares of its common stock for gross proceeds of
$97,305. Of these proceeds, $72,305 was used to make a payment on a related party note payable. Subsequent to year-end, the Company received additional subscriptions for 115,000 shares of its common stock for gross proceeds of
$115,000. The total gross proceeds of $212,305 received by the Company will be offset by $120,356 of deferred offering costs, which results in net proceeds of
$91,949.

Item 8.     Changes and Disagreements with
Accountants on Accounting and Financial

Disclosures

        None.

PART III

Item 9.       Directors, Executive
Officers and Key Employees

        The name,
position with iGeniSys, age of each Director, executive officer and key employee of iGeniSys is as follows:

Name

Age

Position

J. Daniel Bell

56

       Chairman of the Board, President, Chief Executive Officer, Chief
Financial Officer

Carylyn K. Bell

42

Director, Secretary

Walter Strycker

71

Director

Henry Fong

62

Director

        We conduct
business through our wholly owned subsidiary, GeniSys Information Systems, Inc.
The name, position, and age of each Director and executive officer of the subsidiary are as follows:

Name

Age

Position

J. Daniel Bell

56

       Chairman of the Board,
Chief Executive Officer

___________________________

        J. Daniel
Bell and Carylyn K. Bell are husband and wife. William M. Bell is the son of J.
Daniel Bell.

        The following
sets forth biographical information with respect to our Directors and executive officers for the prior five years:

        J. Daniel
Bell has been Chairman of the Board and Chief Executive Officer since March
1999and Chairman and Chief Executive Officer of GeniSys Information Systems,
Inc. since inception. Prior to his association with iGeniSys, from 1988 to 1997
Mr. Bell served as Chairman of the Board and Chief Executive Officer of
Industrial Services Technologies, Inc. ("IST"), a Denver-based acquisition platform company. This company was privately sold to Phillip
Services, Inc., a Canadian-based conglomerate serving the process industries.
Over the past ten years, Mr. Bell has managed or co-managed over twelve acquisitions of various sizes, including a specialty welding and fabrication company. Mr. Bell attended Texas A&M University and graduated from Lamar
University with degrees in Economics and Marketing.

        Carylyn K.
Bell, Director, Secretary and Treasurer since March 1999, is the wife of J.
Daniel Bell, Chairman of the Board and Chief Executive Officer. In 1985, she
founded Corporate Stock Transfer, Inc., a service company located in Denver,
Colorado representing public and private companies in all aspects of shareholder needs and continues to serve as its chief executive. From 1988 until 1991, she held the offices of Secretary and Treasurer of Industrial Services Technologies,
Inc., a Denver based acquisition platform company headed by her husband. She also served as Secretary for E-Management Corp. from 1987 until 1997.

        Walter
Strycker, Director since 1999, joined the Board of Directors of iGeniSys
Inc. in June 1999. Mr. Strycker serves as the President of Marine Coastal
Corporation, a financial, merger and acquisition, and corporate business consulting firm. Mr. Strycker served as Chief Executive officer of Marie
Callender Pie Shops, Inc. from March 1991 to 1995. Prior to 1991, Mr. Strycker was employed in various executive positions including Senior Vice President
Wheelabrator Environmental Systems, Senior Vice President Signal Energy Systems,
President Air Pollution Control Division of Wheelabrator Frye, and President of
Associates Venture Capital Corporation. Also, Mr. Strycker was a founder and
Chief Financial Officer of Decimus Corporation, a joint venture with the Bank of
America involving financial leasing and computer services. He also spent fifteen years with the IBM Corporation in various marketing positions as well as product development. Mr. Strycker is a graduate of the University of California at
Berkeley with a degree in Finance.

        Henry
Fong, Director since 1999, has been the President, Treasurer and a Director of Equitex, Inc. since its inception in January 1983. Equitex, formerly an investment company, is now an operating company which has executed a definitive agreement to merge with a single bank holding company. From 1987 to June 1997,
Mr. Fong was Chairman of the Board and Chief Executive Officer of RDM Sports
Group, Inc. and was its President and Treasurer from 1987 to 1996. From July
1996 to October 1997, Mr. Fong was a Director of IntraNet Solutions, Inc., a
publicly held company which provides internet/intranet solutions to Fortune 1000 companies and was the Chairman of the Board and Treasurer of its predecessor company, MacGregor Sports and Fitness, Inc., from February 1991 until the two companies merged in July 1996. From January 1993 to January 20, 1999, Mr. Fong
was Chairman of the Board and Chief Executive Officer of California Pro Sports,
Inc., a publicly traded manufacturer and distributor of in-line skates, hockey equipment and related accessories. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air
Force. During the period from 1972 to 1981, he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the
Pentagon. In 1978 he was selected to participate in the Federal Executive
Development Program, and in 1981 he was appointed to the Senior Executive
Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton
University and was a Princeton Fellow in Public Affairs. Mr. Fong received the
Air Force Meritorious Civilian Service Award in 1982. Mr. Fong is a certified public accountant.

        Each director
is elected to serve for a term of one year until a successor is duly elected and qualified.

        Our executive
officers are elected annually at the first meeting of our Board of Directors held after each annual meeting of stockholders. Each executive officer will hold office until his successor is duly elected and qualified, until his resignation or until he shall be removed in the manner provided by our By-Laws.

        Currently, we
do not have standing Audit, Compensation or Nominating Committees of the Board
of Directors. During the fiscal year 2002 we do plan to form an Audit Committee.
No member of the Audit Committee will receive any additional compensation for his service as a member of that Committee and members of this committee will be primarily comprised of non-officer directors. The Audit Committee will be responsible for providing assurance that financial disclosures made by management reasonably portray our financial condition, results of operations, plan and long-term commitments. To accomplish this, the Audit Committee will oversee the external audit coverage, including the annual nomination of the independent public accountants, review accounting policies and policy decisions, review the financial statements, including interim financial statements and annual financial statements, together with auditor's opinions, inquire about the existence and substance of any significant accounting accruals, reserves or estimates made by management, review with management the Management's Discussion and Analysis section of the Annual Report, review the letter of management representations given to the independent public accountants, meet privately with the independent public accountants to discuss all pertinent matters, and report regularly to the Board of Directors regarding its activities.

        We also plan
to form a Compensation Committee during fiscal 2002. No member of the
Compensation Committee will receive any additional compensation for his service as a member of that Committee. The Compensation Committee will be responsible for reviewing pertinent data and making recommendations with respect to compensation standards for our executive officers, including the President and
Chief Executive Officer, establishing guidelines and making recommendations for the implementation of management incentive compensation plans, reviewing the performance of the President and CEO, establishing guidelines and standards for the grant of incentive stock options to key employees under our Equity Incentive
Plan, and reporting regularly to our Board of Directors with respect to its recommendations.

        Except for J.
Daniel Bell's relationship to Carylyn K. Bell, his wife, and William M. Bell, his son, there are no family relationships among Directors, nor any arrangements or understandings between any Director and any other person pursuant to which any Director was elected as such. Our Class B Common Stock, which can only be issued to J. Daniel Bell, gives Mr. Bell the right to elect a majority of the
Board. The present term of office of each Director will expire at the next annual meeting of stockholders.

Director compensation

        During the
fiscal year ended March 31, 2001, outside Directors received no cash compensation or other remuneration for their service on our Board of Directors, however they were reimbursed their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties.

        The Board of
Directors has adopted a formula plan pursuant to which outside Directors are entitled to receive, under our 1999 Equity Incentive Plan, an initial grant of non-qualified stock options exercisable to purchase 30,000 shares of common stock and, for each additional year of service after the first year, additional non-qualified stock options exercisable to purchase 30,000 shares of our common stock. All non-qualified stock options issuable to outside Directors under the
Plan have an exercise price equal to the fair market value of our common stock on the date of grant, and are exercisable for a period of five years from the date of grant.

        Directors who
are also our executive officers receive no additional compensation for their services as Directors.

Item 10.       Executive
compensation

        The following
table and discussion set forth information with respect to all compensation earned by or paid to our Chief Executive Officer, CEO, and our most highly compensated executive officers other than the CEO, for all services rendered in all capacities to us and our subsidiaries for each of our last two fiscal years ended March 31, 2000 and 1999. However, no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

Table 1

Summary Compensation Table

Long Term Compensation

Annual Compensation

Awards

Payouts

      Name and Principal

      Position

      Year

      Salary
           ($)

      Bonus
           ($)

       Other
      Annual
      Compen-
      sation
           ($)

      Restricted
      Stock
      Award(s)
           ($)

      Options/
         SARs

      LTIP
      Payouts
           ($)

       All
      Other Compen-
      sation
           ($)

J. Daniel Bell, Chairman

2001

36,000

-0-

-0-

-0-

-0-

-0-

-0-

2000

36,000

-0-

-0-

-0-

-0-

-0-

-0-

1999

33,500

-0-

-0-

-0-

-0-

-0-

-0-

       Craig Crawford, Vice

      President

2001

106,333

-0-

-0-

-0-

-0-

-0-

-0-

2000

116,000

-0-

-0-

-0-

-0-

-0-

1999

116,417

10,000

-0-

-0-

470,000

-0-

-0-

Jeff Spencer, Vice President

2001

104,000

-0-

-0-

-0-

-0-

-0-

-0-

2000

156,000

-0-

-0-

-0-

-0-

-0-

1999

147,561

16,000

-0-

29,000

570,000

-0-

-0-

Employment agreements

        All written
employment agreements previously entered into by the Company with its executive officers and key employees have been terminated.

        We have not
obtained any key man life insurance on any of our executive officers.

Equity Incentive Plan

        On May 17,
1999 we adopted an Equity Incentive Plan. Pursuant to the Plan, stock options granted to eligible participants may take the form of incentive stock options or
ISOs under Section 422 of the Internal Revenue Code of 1986, as amended, or options which do not qualify as ISOs, known as non-qualified stock options or
NQSOs. As required by Section 422 of the Code, the aggregate fair market value of our common stock with respect to our ISOs granted to an employee exercisable for the first time in any calendar year may not exceed $100,000. The foregoing limitation does not apply to NQSOs. The exercise price of an ISO may not be less than 100% of the fair market value of the shares of our common stock on the date of grant. The exercise price of an NQSO may be set by the Plan administrator. An option is not transferable, except by will or the laws of descent and distribution. If the employment of an optionee terminates for any reason (other than for cause, or by reason of death, disability, or retirement), the optionee may exercise his options within a ninety day period following such termination to the extent he was entitled to exercise such options at the date of termination. Either our Board of Directors (provided that a majority of directors are "disinterested") can administer the Plan, or our Board of Directors may designate a committee comprised of directors meeting certain requirements to administer the Plan. The Administrator will decide when and to whom to make grants, the number of shares to be covered by the grants, the vesting schedule, the type of award and the terms and provisions relating to the exercise of the awards. An aggregate of 2,500,000 shares of our common stock is reserved for issuance under the Plan.

        At July 31,
2001, we had outstanding no incentive stock options under the Plan, and 240,000 non-qualified stock options have been issued to outside directors and consultants exercisable at a weighted average exercise price of $.81 per share.

        The following
tables set forth certain information concerning the granting and exercise of incentive stock options during the last completed fiscal year by each of the named executive officers.

Table 2

Option/SAR Grants for Last

Fiscal Year - Individual Grants

Name

      Number of Securities Underlying Options/SARs

      Granted
(#)

      % of Total Options/SARs Granted to Employees in
             Fiscal Year

      Exercise Price
($/sh)

Expiration Date

J. Daniel Bell

-0-

-0-

-0-

-0-

        The options
granted to these officers vest in these officers over the next five years. None of these options have been exercised by the officers.

Table 3

       Aggregated Option/SAR Exercises in Last Fiscal Year
      and FY-End Option/SAR Values

Name

      Shares Acquired
          on Exercise (#)

      Value Realized

      ($)

       Number of
      Unexercised
      Options/SARs
      at FY-End (#)
      Exercisable/

      Unexercisable

       Value of Unexer- cised in-the-Money
      Options/SAR's
      at FY-End ($)
      Exercisable/

      Unexercisable

J. Daniel Bell

-0-

-0-

-0-

       -0-

___________________________

        Value
Realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of our common stock on the date the options are exercised.

        The value of
unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options. The fair market value of the securities underlying the options are based upon the determination of the Board of
Directors in light of the arms-length transactions in the same securities.

Indemnification and Limitation on Liability of Directors

        Our Articles
of Incorporation provide that we shall indemnify, to the fullest extent permitted by Colorado law, any director, officer, employee or agent of the corporation made or threatened to be made a party to a proceeding, by reason of the former or present official of the person, against judgments, penalties, fines, settlements and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met. At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the
Securities Act of 1933 and is, therefore, unenforceable.

        Our Articles
of Incorporation limit the liability of our directors to the fullest extent permitted by the Colorado Business Corporation Act. Specifically, our directors will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for:

*

       any breach of the duty of loyalty to us or our
stockholders,

*

       acts or omissions not in good faith or that involved
intentional misconduct or a knowing violation of law,

*

       dividends or other distributions of corporate assets
      that are in contravention of certain statutory or contractual restrictions,

*

violations of certain laws, or

*

       any transaction from which the director derives an
      improper personal benefit. Liability under federal securities law is not limited by the Articles.

Item 11. Security Ownership of Certain Beneficial Owners and
Management

        To our
knowledge, the following table sets forth, as of the date of this report, information regarding the ownership of our Class A common stock by:

*

       persons who own more than 5% of our Class A common
stock;

*

       each of our directors and each of our executive
officers; and

*

all directors and executive officers as a group.

Each person has sole voting and investment power with respect to the shares shown, except as noted.

       Name and Address
of Beneficial Owner

       Amount and Nature
of Beneficial Ownership

Percent of Class

       J. Daniel Bell
      2750 East Cedar Avenue
Denver, CO 80209

10,000

nil

       Carylyn K. Bell
      2750 East Cedar Avenue
Denver, CO 80209

6,382,221

58.4%

Walter Strycker

60,000

.4%

Henry Fong

684,008

6.0%

William Maury Bell

121,878

.9%

Jeffrey Spencer

606,695
5.5%

       Gulfstream Financial
Partners, LLC

558,375

5.1%

       All Officers and Directors
as a Group (5 persons)

7,258,107

65.4%

______________________

        Under SEC
Rules, we include in the number of shares owned by each person the number of shares issuable under outstanding options if those options are exercisable within 60 days of the date of this report. We calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

        The
percentages shown in the table do not reflect voting percent. Mr. Bell's 10,000 shares of Class B Common Stock entitle him to elect a majority of our directors.

        Unless
otherwise noted, the address of each person is 3200 Cherry Creek Drive South,
Suite 430, Denver, Colorado 80209.

        The
percentages shares do not give effect to the exercise of any outstanding options or warrant.

        J. Daniel
Bell is the husband of Carylyn K. Bell and the father of William Maury Bell. Mr.
Bell's ownership consists of 10,000 shares of Class B Common Stock. Mr. Bell's
10,000 shares of Class B Common Stock entitle him to elect a majority of our directors. On matters other than the election of directors, the shares of Class
B Common Stock are counted equally with shares of Class A Common Stock.

        Mrs. Bell's
ownership includes 550,000 shares of common stock held by Mrs. Bell as custodian of Caitlyn Ann Bell, Christopher Ryan Bell, Henry Daniel Bell, Ian Gregory Bell
and Kathleen Ann Bell under the Colorado Uniform Gifts to Minors Act. Also includes 2,800,000 shares held of record by McCandish, LLC, a limited liability company of which Mrs. Bell is a manager and controlling person.

        Mr.
Strycker's ownership consists of non-qualified stock options granted under the
Plan exercisable to purchase 30,000 shares of common stock at an exercise price of $.40 per share and an additional 30,000 shares of common stock at an exercise price of $1.50 per share.

        Mr. Fong's
ownership includes non-qualified stock options granted under the Plan exercisable to purchase, in the aggregate, 30,000 shares of common stock at an exercise price of $.40 per share and 30,000 shares at a price of $1.50 per share. Includes the 558,375 shares of common stock held of record by Gulfstream
Financial Partners, LLC, of which Mr. Fong would be deemed a beneficial owner by virtue of his power to vote and dispose of such shares. Gulfstream Financial
Partners, LLC is a Colorado Limited Liability Company whose members include
Henry Fong, a member of the Board of Directors. The members have the authority by majority vote to make decisions with respect to the voting or disposition of those shares owned by us.

Item 12.      Certain
Relationships and Related Transactions

Founders and promoters of GeniSys Information Systems, Inc.

        When GeniSys
was formed and organized in 1997, it issued shares of its common stock to the following persons for the consideration set forth below:

Name

Class

       Number of
Shares

Consideration

Carylyn K. Bell

Class A

1,660,000

       $25,000; conversion of $75,000 of debt plus accrued
interest

J. Daniel Bell

Class B

10,000

$100

        In March 1999
when we acquired GeniSys, we issued to Mrs. Bell a total of 6,682,571 shares of our common stock in exchange for her shares of Class A Common Stock of GeniSys.
In that exchange, Mr. Bell received 10,000 shares of our Class B Common Stock in exchange for 10,000 shares of Class B Common Stock of GeniSys.

Bridge loans and conversion

        In
anticipation of completing our acquisition of GeniSys, we arranged for a total of $580,000 of bridge loans in February 1999 which GeniSys Information Systems,
Inc. used for working capital. The persons who made the bridge loans then agreed to convert all of the loans into 1,472,083 shares of common stock at the same time that the acquisition of GeniSys was completed. This represented conversion of the bridge loans into common stock at a value of $.394 per share. The bridge loans were held by 17 persons, including Mr. Fong, one of our directors, who converted $200,000 in loans.

Acquisition of GeniSys Information Systems, Inc.

        In March
1999, we completed the acquisition of 100% of the outstanding shares of common stock of GeniSys in exchange for 7,516,740 shares of common stock. This resulted in the persons who control GeniSys, Mr. and Mrs. Bell, acquiring control of the
iGeniSys as well.

Transactions with principal shareholder

        Carylyn K.
Bell is one of our founders and promoters and our largest principal shareholder.
During the past two years, we have had a number of transactions with Mrs. Bell which can be summarized as follows:

*

Mrs. Bell previously provided working capital through a
      factoring line of credit and revolving line of credit which reached a maximum principal amount of $400,000, until repaid in May of 1999 when we obtained a credit arrangement with a commercial financing source.

*

Mrs. Bell currently provides us a factoring line of
      credit for our receivables in the maximum amount of $750,000. Mrs. Bell receives a 2% fee on all factored receivables, together with interest at the rate of prime plus 2%. She uses draws from the Guaranty Bank line of credit to fund the advances, on which she pays interest at the rate of prime plus 1%. Mrs. Bell has been granted a security interest in our software to secure our obligation under the factoring line. As of March
      31, 2001, the outstanding balance due to Mrs. Bell under this factoring arrangement was approximately $168,082.

*

       Mrs. Bell has provided numerous loans to the Company
      which, as of March 31, 2001, total $167,611. These loans, with 15%
interest, are evidenced by notes due in August 2001.

*

       Mrs. Bell arranged for a $100,000 loan for us at a
      financial institution and the loan is secured by a $100,000 certificate of deposit owned by Mrs. Bell.

*

       Mrs. Bell is the principal owner of our transfer agent,
Corporate Stock Transfer, Inc.

*

       We use office space provided by Corporate Stock
      Transfer, Inc. in its Denver, Colorado offices and pay rent of $1,500 for this space and administrative services.

*

We have agreed to pay $3,000 per month for financial
      advisory services to McCandish Partners, a company owned by Mrs. Bell. As of March 31, 2001, $114,000 in accrued and unpaid fees were converted to a
      15% note, due on demand. Starting April 1, 2001, these fees were reduced to $2,000 per month.

*

       Mrs. Bell is a co-borrower under our credit line with
Guaranty Bank & Trust Company in the amount of $750,000.

        While we have
not formally adopted any policy controlling transactions with our affiliates and principal shareholders, in each instance we believe that the terms of these arrangements are commercially reasonable. Mrs. Bell has made working capital available to us under circumstances where we were unable to obtain it from other sources.

Transactions by certain affiliates

        In January
2000, Mr. Craig Crawford, a former President and Director of our subsidiary, sold to three of our other employees 70,000 shares of common stock which he owned, which sales were at a price of $.40 per share. These transactions resulted in a one-time, non-cash charge against our income in January because they are viewed as being essentially compensatory in nature and the shares were sold at less than fair market value.

        In February
2000, Mr. Fong, a member of our Board of Directors, loaned us $100,000. This loan was made to meet our operating cash needs to purchase some past-due invoices from our financial institution. This loan is secured by the purchased invoices and a second lien on our software products. The loan carries an interest rate of 15% and is payable in December 2000. In March 2000, approximately $30,000 of this note was repaid. Mr. Fong purchased 82,305 shares of our common stock at a price of $1.00 per share. The proceeds of such sale were used to repay the balance of the loan.

Item 13. Exhibits and Reports on Form 8-K

       (a)      Exhibits

*2.0

       Agreement Concerning the Exchange of Common Stock between Zion
Enterprises, Inc. and GeniSys Information Systems, Inc. with exhibits

*3.1

Amended and Restated Articles of Incorporation

*3.2

Bylaws

*4.1

Specimen Common Stock Certificate

*4.2

Specimen Warrant Certificate

*4.3

Form of Subscription Agreement

*5.0

Opinion of Neuman & Drennen, LLC

*10.1

1999 Equity Incentive Plan

*10.2

Computer Sciences Corporation/IRS Prime Subcontract Agreement

*10.3

Arthur Andersen, LLP Subcontract Agreement for Chem Demil

*10.4

Arthur Andersen, LLP Subcontract Agreement for Air Products, Inc.

*10.5

Consulting and Software License Agreement with Kinkos, Inc.

*10.6

       Agreement with Cable Constructors, Inc. for Charter Communications,
Inc.

*10.7

Agreement with Nivo International Corporation

*10.8

Proposal for Work with ABB Network Management

*10.9

Statement of Work Phase One for Charter Communications, Inc.

*10.10

       Office Sublease with Old Republic National Title Insurance Company
(Houston)

*10.11

       Koll Business Center Lease with John Hancock Mutual Life Insurance
Company (Torrance, California)

*10.12

Revolving Loan Agreement with Guaranty Bank & Trust Company

*10.13

Employment Agreement with Cameron Kruse

*10.14

Employment Agreement with Craig Crawford

*10.15

Employment Agreement with Jeff Spencer

*21.0

List of Subsidiaries

______________________

       *  Incorporated
by reference from the Company's Registration Statement on Form SB-2/A-1,

          SEC File
No. 333-90117, filed on December 8, 2000.

       (b)      Reports
on Form 8-K

         The Registrant filed no
Current Reports on Form 8-K during the fourth quarter ended March 31, 2001.

SIGNATURES

       Pursuant to the
requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iGENISYS, INC.

Date: November 1, 2001

       By:/s/ J. Daniel Bell
         J. Daniel Bell, President and Chief Executive
Officer

        In accordance
with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Position

Date

       /s/ J. Daniel Bell
J. Daniel Bell

       Chairman of the Board
President, Chief Executive Officer

11/1/01

       /s/ Carylyn K. Bell
Carylyn K. Bell

Director, Secretary

11/1/01

       /s/ Walter Strycker
Walter Strycker

Director

11/1/01

       /s/ Henry Fong
Henry Fong

Director

11/1/01