Form 10QSB
period 2001-06-30
IGENISYS INC
filed 2002-03-08
CIK 1098065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2001

or

[ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange act of 1934.
For the transition period from              to

Commission File Number 0-31871

                      IGENISYS, INC.
(Exact name of registrant as specified in its charter)
Colorado (State or other jurisdiction of incorporation or organization	84-1485196 (I.R.S. Employer Identification No.)

          3200 Cherry Creek Drive South, Denver, Colorado 80209
(Address of principal executive offices)         (Zip Code)

                          (720) 570-2050
(Registrant's telephone number, including area code)

_________________________________________________
(Former Address)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [ X ] Yes    [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of issuer's Common Stock, $.001 par value, as of January 11, 2002 was 11,137,330.

INDEX
			Page Number
Part I.	Financial Information
	Item I.	Financial Statements (Unaudited)
		Condensed Consolidated Balance Sheet as of June 30, 2001 (Unaudited) and March 31, 2001	3
		Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2001 and 2000 (Unaudited)	4
		Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2001 and 2000 (Unaudited)	5
		Notes to Condensed Consolidated Financial Statements	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Part II.	Other Information		13

_________________________________

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB entitled "Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.
IGENISYS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	March 31,
ASSETS	2001	2001
CURRENT ASSETS:
Cash and equivalents	$ 656	$ 24,620
Accounts receivable (net)	-	146,726
Prepaid expenses and other	-	14,798
Total Current Assets	656	186,144

Property and equipment, net of accumulated depreciation	-	5,758
Intangibles and other assets:
Development costs, net of accumulated amortization	-	64,250
Deferred offering costs	-	120,356
TOTAL ASSETS	$ 656	$ 376,508

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving line of credit, related party	$ 33,768	$ 168,082
Notes payable, current portion	585,278	561,631
Obligations under capital leases	55,384	55,384
Accounts payable	846,245	863,639
Accrued expenses:
Payroll expenses	278,665	298,920
Interest payable, related party	69,920	53,493
Other expenses	43,189	64,440
Total Current Liabilities	1,912,449	2,065,589

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.01 par value, 50,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,010,000 shares
Class A; 10,915,025 shares issued and outstanding	10,915	10,915
Class B; 10,000 shares issued and outstanding	10	10
Additional paid-in capital	1,321,000	1,229,250
Common stock subscribed	-	97,305
Accumulated earnings (deficit)	(3,243,718)	(3,026,561)
	(1,911,793)	(1,689,081)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 656	$ 376,508

The accompanying notes are an integral part of the financial statements.
IGENISYS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	Three Months Ended
	June 30
	2001	2000
REVENUES:	$ 19,812	$ 935,380

OPERATING EXPENSES:
Contract costs	30,873	408,093
Research and development	72,173	-
Selling, general and administrative, affiliates	9,000	9,000
Other operating expenses	104,607	549,942
Depreciation and amortization	5,758	42,448
Total Operating Expenses	222,411	1,009,483

Net Operating (Loss)	(202,599)	(74,103)

Other (Expenses):
Interest expense, related party	(14,558)	(28,090)
Other	-	(35,162)
Total Other	(14,558)	(63,252)

Net (Loss)	(217,157)	(137,355)

Net (Loss) per Common Share	$ (.02)	$ (.01)

Weighted Average Number of Common Shares Outstanding	10,925,025	10,925,025

The accompanying notes are an integral part of the financial statements.
IGENISYS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)	Three Months Ended
	June 30
	2001	2000
Cash Flows from Operating Activities:
Net (loss)	$ (217,157)	$ (137,355)
Adjustments to reconcile net (loss)
to net cash provided by operating activities:
Provision for doubtful accounts	-	14,243
Depreciation and amortization	70,008	42,448
(Increase) decrease in:
Accounts receivable	146,726	(2,479)
Contracts in process	-	61,040
Prepaid expenses and other assets	14,798	(9,641)
Increase (decrease) in:
Accounts payable	(17,593)	92,348
Accrued expenses	(25,079)	19,722
Deferred contract revenue	-	(12,000)
Management fees payable, affiliate	9,000	9,000
Net Cash Provided by (Used in) Operating Activities	(19,297)	77,326

Cash Flows from Investing Activities:
Purchase of furniture and equipment	-	(10,006)
Development costs	-	(83,871)
Net Cash (Used in) Investing Activities	-	(93,877)

Cash Flows from Financing Activities:
Proceeds from notes payable, related party	14,647	20,000
Increase (decrease) in line of credit, related party	(134,314)	533,295
(Decrease) in line of credit	-	(540,731)
Repayments of obligations under capital leases	-	(3,511)
Stock subscriptions received	115,000
Net Cash Provided by (Used in) Financing Activities	(4,667)	9,053

Net (Decrease) in Cash and Equivalents	(23,964)	(7,498)
Cash and Equivalents, beginning of period	24,620	11,403
	$ 656	$ 3,905
Interest paid	$ 14,558	$ 28,090
Income tax paid	-	-

The accompanying notes are an integral part of the financial statements.

IGENISYS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended June 30, 2001 and 2000 (Unaudited)

1.     Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2001, the statements of operations and the statements of cash flows for the three month periods ended June 30, 2001 and 2000, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments (which include only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2001 and for all periods presented, have been made.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001, filed with the Securities and Exchange Commission. The results of operations for the three months ended June 30, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements as of and for the periods ended June 30, 2001 and 2000 include the accounts of iGenisys, Inc. and Genisys Information Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.     Calculation of Earnings (Loss) Per Share

Earnings (loss) per share is calculated by dividing the net income (loss) to common stockholders by the weighted average number of common shares outstanding.

3.     Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses and has a net capital deficiency. This fact raises substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management is in the process of attempting to raise additional capital and reduce operating expenses. Management believes that its ability to raise additional capital and reduce operating expenses provide an opportunity for the Company to continue as a going concern.

IGENISYS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended June 30, 2001 and 2000 (Unaudited)

4.     Impairment

During the quarter ended June 30, 2001, the Company recorded impairment losses of approximately $64,000 related to its software programs. The software has not been updated and the Company does not have plans to upgrade the software due to personnel and financial constraints. There have been no sales from these software programs during 2001. Therefore, the Company recorded an impairment loss of approximately $64,000.

5.     Related party transactions

During the three months ended June 30, 2001, the Company's major shareholder agreed to personally become liable for an outstanding accounts payable of $10,000. The Company reduced its accounts payable and increased its notes payable to its major shareholder by $10,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Management's Discussion and Analysis should be read in conjunction with the Company's Consolidated Financial Statements, including the footnotes for the fiscal period ended March 31, 2001.

Forward Looking Statements

The statements in this Quarterly Report on Form 10-QSB that are not based on historical data are forward looking, including for example, information about future sales growth, expected changes in levels of various expenses; the Company's plans for future investments in new services, or products; and financing plans and operations.

Forward-looking statements involve numerous known and unknown risks and uncertainties that could cause actual results to be materially different from estimated or expected results. Such risks and uncertainties include, among others, a change in the Company's business model, adequate funding to execute business plans, fluctuating contract margins, changing levels of demand for the Company's products and services, the effect of constantly changing general economic and political conditions, the impact of competitive services and pricing, uncertainties caused by clients (including the timing of projects and changes in the scope of services requested) and other risks and uncertainties that may be disclosed from time to time in the future public statements or in documents filed with the Securities and Exchange Commission. As a result, no assurance can be given as to future results.

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

Results of Operations - Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenues

Revenues for the three months ended June 30, 2001 were approximately $20,000, a decrease of $915,000, or 98% from the prior year's first quarter of $935,000. The decrease in revenues reflects slower sales volume and no new contracts.

Operating Expenses

Contract Costs

Contract costs for the three months ended June 30, 2001 were approximately $30,000, a decrease of $380,000 from the prior period's contract costs of approximately $410,000. This decrease is due to reduced overhead consulting costs.

Research and Development

Research and development costs for the three months ended June 30, 2001 were approximately $70,000, an increase of $70,000 from the prior period's research and development costs. We had no research and development expenses during the three months ended June 30, 2000, due to all of the software products having achieved technological feasibility. During the three months ended June 30, 2001, the Company performed limited research and development activities for new product lines due to the Company's lack of financial resources. During the quarter ended June 30, 2001, the Company recorded impairment losses of approximately $64,000 related to its software programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2001 were $9,000, the same as for the prior period.

Other Operating Expenses

Other operating expenses for the three months ended June 30, 2001 were approximately $100,000, a decrease of $450,000 from the prior period's other operating expenses of approximately $550,000. This decrease is due to reduced operating activities.

Depreciation and Amortization

Depreciation and amortization expenses were approximately $5,000 for the three months ended June 30, 2001, a decrease of $35,000 from the prior period's depreciation and amortization expenses of approximately $40,000. The decrease is attributable to fewer capitalized items and the prior write down of impaired assets.

Operating Loss

The Company's operating loss of approximately $200,000 for the three months ended June 30, 2001, increased $25,000 from the three months ended June 30, 2000 of approximately $75,000. The increase is attributed principally to the decrease in sales for the three months ended June 30, 2001.

Interest Expense

Interest expense for the three months ended June 30, 2001 was approximately $15,000, a decrease of $15,000 from the three months ended June 30, 2000 of approximately $30,000. Attributing to the decrease was the pay down of certain notes payable.

Net Loss

The Company's net loss of approximately $220,000 for the three months ended June 30, 2001, is an increase of $80,000 from the three months ended June 30, 2000 of approximately $140,000.

Liquidity and Capital Resources

We have financed our operations to date primarily through the private sale of equity securities and borrowings from our majority shareholder and other related parties. During the three months ended June 30, 2001, no shares of our common stock were sold. In addition, as of June 30, 2001, we have borrowed over $730,000 from our majority shareholder and other related parties.

Since we began operations, we have experienced a shortage of working capital. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the report of our auditors issued in conjunction with our consolidated financial statements for the fiscal year ended March 31, 2001 contained an explanatory paragraph indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be profitable in the future or that we will be able to achieve our business objectives. We need additional working capital in order to support our growth and short-term strategy. We do not believe that the working capital available to us through commercial lenders and related parties will be sufficient to support all of our current and future capital needs. Sources of working capital that we will rely upon are:
*

The continuing support of our major shareholder and related parties. While we believe that our major shareholder and other related parties will continue their support, there are limits to their ability to provide additional capital.

*	A business combination or merger. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

Current Liabilities

At June 30, 2001, our current liabilities were approximately $1,910,000. Of that amount, $930,000 consisted of notes payable to related parties, of which approximately $35,000 consisted of our line of credit, which was paid in full during the quarter ended December 31, 2001. The remaining $980,000 represents accounts payable and accrued expenses due to vendors and unrelated parties.

Working Capital

At June 30, 2001, we had a working capital deficit of approximately $1,910,000, compared to a working capital deficit of approximately $1,880,000 at March 31, 2001. This increase in working capital deficit is due to cash required to fund our continuing operating losses, which have resulted in a shareholders' deficiency of $1,910,000 at June 30, 2001.

Cash Flows

Net cash used in operating activities was approximately $20,000 for the three months ended June 30, 2001, compared to net cash provided by operating activities of $75,000 for the three months ended June 30, 2000. We expect operating activities to be a net cash user unless operating results improve. Financing activities also resulted in a net cash use, reflecting the pay down of certain notes payable.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

Recent Losses

The Company has incurred operating losses since inception. For the three months ended June 30, 2001, the Company reported net loss of approximately $220,000. There is no assurance that the Company will be profitable in any subsequent period.

Need for Additional Capital

The Company had a working capital deficiency of $1,910,000 as of June 30, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company may need to obtain additional capital for future fiscal periods. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

Competition

The Company faces significant competition from numerous organizations throughout the country which sale similar software products, some of which possess significantly greater resources than the Company, and in many cases, greater expertise and industry contacts.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities

              None.

Item 3.       Defaults upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              On February 8, 2002, the Company filed a Form 8-K regarding its change in auditors.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
iGenisys, Inc.
Dated: March 8, 2002	/s/ J. Daniel Bell J. Daniel Bell, President