Form 10QSB
period 2001-12-31
IGENISYS INC
filed 2002-03-08
CIK 1098065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2001

or

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
IGENISYS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	December 31,	March 31,
ASSETS	2001	2001
CURRENT ASSETS:
Cash and equivalents	$ 243	$ 24,620
Accounts receivable (net)	-	146,726
Prepaid expenses and other	-	14,798
Total Current Assets	243	186,144

Property and equipment, net of accumulated depreciation	-	5,758
Intangibles and other assets:
Development costs, net of accumulated amortization	-	64,250
Deferred offering costs	-	120,356
TOTAL ASSETS	$ 243	$ 376,508

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable, related party	$ -	$ 168,082
Notes payable, current portion	658,864	561,631
Obligations under capital leases	55,384	55,384
Accounts payable	818,981	863,639
Accrued expenses:
Payroll expenses	283,866	298,920
Interest payable, related party	96,958	53,493
Other expenses	50,090	64,440
Total Current Liabilities	1,964,143	2,065,589

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.01 par value, 50,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,010,000 shares
Class A; 11,127,330 shares issued and outstanding	11,127	10,915
Class B; 10,000 shares issued and outstanding	10	10
Additional paid-in capital	1,320,787	1,229,250
Common stock subscribed	-	97,305
Accumulated earnings (deficit)	(3,295,824)	(3,026,561)
Total Stockholders' (Deficit)	(1,963,900)	(1,689,081)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 243	$ 376,508

The accompanying notes are an integral part of the financial statements.
IGENISYS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	Three Months Ended
	December 31
	2001	2000
REVENUES:	$ -	$ 472,016

OPERATING EXPENSES:
Contract costs	-	178,638
Research and development	-	-
Selling, general and administrative, affiliates	9,000	9,000
Other operating expenses	26	483,751
Impairment of equipment and development costs	-	251,245
Depreciation and amortization	-	42,669
Total Operating Expenses	9,026	965,303

Net Operating (Loss)	(9,026)	(493,287)

Other (Expenses):
Interest expense, related party	(14,921)	(46,346)
Other	-	(18,222)
Total Other	(14,921)	(64,568)

Net (Loss)	(23,947)	(557,855)

Net (Loss) per Common Share	$ nil	$ (.05)

Weighted Average Number of Common Shares Outstanding	11,137,330	10,925,025

The accompanying notes are an integral part of the financial statements.
IGENISYS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	Nine Months Ended
	December 31
	2001	2000
REVENUES:	$ 54,812	$ 2,161,077

OPERATING EXPENSES:
Contract costs	35,600	908,369
Research and development	72,173	-
Selling, general and administrative, affiliates	27,000	27,000
Other operating expenses	120,372	1,497,783
Impairment of equipment and development costs	-	251,245
Depreciation and amortization	5,758	127,784
Total Operating Expenses	260,903	2,812,181

Net Operating (Loss)	(206,091)	(651,104)

Other (Expenses):
Interest expense, related party	(63,172)	(136,512)
Other	-	(55,429)
Total Other	(63,172)	(191,941)

Net (Loss)	(269,263)	(843,045)

Net (Loss) per Common Share	$ (.02)	$ (.08)

Weighted Average Number of Common Shares Outstanding	11,137,330	10,925,025

The accompanying notes are an integral part of the financial statements.
IGENISYS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	December 31
Cash Flows from Operating Activities:	2001	2000
Net (loss)	$ (269,263)	$ (843,045)
Adjustments to reconcile net (loss)
to net cash provided by operating activities:
Provision for doubtful accounts	-	111,313
Depreciation and amortization	70,008	127,784
Impairment of equipment and development costs		251,245
(Increase) decrease in:
Accounts receivable	146,726	194,194
Contracts in process	-	105,272
Prepaid expenses and other assets	14,798	14,545
Increase (decrease) in:
Accounts payable	(44,858)	114,423
Accrued expenses	14,061	120,458
Deferred contract revenue	-	(33,000)
Management fees payable, affiliate	27,000	27,000
Net Cash Provided by (Used in) Operating Activities	(41,528)	190,189

Cash Flows from Investing Activities:
Purchase of furniture and equipment	-	(10,006)
Development costs	-	(151,743)
Net Cash (Used in) Investing Activities	-	(161,749)

Cash Flows from Financing Activities:
Repayment of notes payable, related party		(32,683)
Repayment of notes payable, other		(8,786)
Proceeds from notes payable, related party	70,233	230,000
Increase (decrease) in line of credit, related party	(168,082)	424,972
(Decrease) in line of credit	-	(540,731)
Repayments of obligations under capital leases	-	(8,491)
Deferred offering costs	115,000	(67,121)
Net Cash Provided by (Used in) Financing Activities	17,151	(2,840)

Net Increase (Decrease) in Cash and Equivalents	(24,377)	25,600
Cash and Equivalents, beginning of period	24,620	11,403
Cash and Equivalents, end of period	$ 243	$ 37,003
Interest paid	$ 63,172	$ 147,567
Income tax paid	-	-

The accompanying notes are an integral part of the financial statements.

IGENISYS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended December 31, 2001 and 2000 (Unaudited)

1.     Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2001, the statements of operations and the statements of cash flows for the three and nine month periods ended December 31, 2001 and 2000, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments (which include only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company as of December 31, 2001 and for all periods presented, have been made.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001, filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended December 31, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements as of and for the periods ended December 31, 2001 and 2000 include the accounts of iGenisys, Inc. and Genisys Information Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

4.     Impairment

During the nine months ended December 31, 2001, the Company recorded impairment losses of approximately $64,000 related to its software programs. The software has not been updated and the Company does not have plans to upgrade the software due to personnel and financial constraints. There have been minimal sales from these software programs during 2001. Therefore, the Company recorded an impairment loss of approximately $64,000.

5.     Related party transactions

During the nine months ended December 31, 2001, the Company's major shareholder agreed to personally become liable for an outstanding accounts payable of $10,000. The Company reduced its accounts payable and increased its notes payable to its major shareholder by $10,000. Also during the nine months ended December 31, 2001, the Company's major shareholder paid the balance in full on the factoring line of credit, resulting in an increase of approximately $55,000 in notes payable to its major shareholder.

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

Results of Operations - Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Revenues

Revenues for the three months ended December 31, 2001 were $0, a decrease of $427,000, from the prior year's third quarter of $427,000. The decrease in revenues reflects no sales volume and no new contracts.

Operating Expenses

Contract Costs

Contract costs for the three months ended December 31, 2001 were $0, a decrease of $180,000 from the prior period's contract costs of approximately $180,000. This decrease is due to reduced overhead consulting costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2001 were $9,000, the same as for the prior period.

Other Operating Expenses

Other operating expenses for the three months ended December 31, 2001 were approximately $0, a decrease of $480,000 from the prior period's other operating expenses of approximately $480,000. This decrease is due to no operating activities.

Operating Loss

The Company's operating loss of approximately $10,000 for the three months ended December 31, 2001, decreased $480,000 from the three months ended December 31, 2000 of approximately $490,000. The decrease is attributed principally to the decrease in operating expenses for the three months ended December 31, 2001.

Interest Expense

Interest expense for the three months ended December 31, 2001 was approximately $15,000, a decrease of $50,000 from the three months ended December 31, 2000 of approximately $65,000. Attributing to the decrease was the pay down of certain notes payable.

Net Loss

The Company's net loss of approximately $25,000 for the three months ended December 31, 2001, is a decrease of $530,000 from the three months ended December 31, 2000 of approximately $555,000.

Results of Operations - Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000

Revenues

Revenues for the nine months ended December 31, 2001 were approximately $55,000, a decrease of $2,105,000, or 97% from the prior year's nine month period of $2,160,000. The decrease in revenues reflects slower sales volume and no new contracts.

Operating Expenses

Contract Costs

Contract costs for the nine months ended December 31, 2001 were approximately $35,000, a decrease of $875,000 from the prior period's contract costs of approximately $910,000. This decrease is due to reduced overhead consulting costs.

Research and Development

Research and development costs for the nine months ended December 31, 2001 were approximately $70,000, an increase of $70,000 from the prior period's research and development costs. We had no research and development expenses during the nine months ended December 31, 2000, due to all of the software products having achieved technological feasibility. During the nine months ended December 31, 2001, the Company performed limited research and development activities for new product lines due to the Company's lack of financial resources. During the nine months ended December 31, 2001, the Company recorded impairment losses of approximately $64,000 related to its software programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended December 31, 2001 were $27,000, the same as for the prior period.

Other Operating Expenses

Other operating expenses for the nine months ended December 31, 2001 were approximately $120,000, a decrease of $1,380,000 from the prior period's other operating expenses of approximately $1,500,000. This decrease is due to reduced operating activities.

Depreciation and Amortization

Depreciation and amortization expenses were approximately $5,000 for the nine months ended December 31, 2001, a decrease of $125,000 from the prior period's depreciation and amortization expenses of approximately $130,000. The decrease is attributable to fewer capitalized items and the prior write down of impaired assets.

Operating Loss

The Company's operating loss of approximately $210,000 for the nine months ended December 31, 2001, decreased $440,000 from the nine months ended December 31, 2000 of approximately $650,000. The decrease is attributed principally to the decrease in sales and expenses for the nine months ended December 31, 2001.

Interest Expense

Interest expense for the nine months ended December 31, 2001 was approximately $65,000, a decrease of $125,000 from the nine months ended December 31, 2000 of approximately $190,000. Attributing to the decrease was the pay down of certain notes payable.

Net Loss

The Company's net loss of approximately $270,000 for the nine months ended December 31, 2001, is a decrease of $575,000 from the nine months ended December 31, 2000 of approximately $845,000.

Liquidity and Capital Resources

We have financed our operations to date primarily through the private sale of equity securities and borrowings from our majority shareholder and other related parties. During the nine months ended December 31, 2001, no shares of our common stock were sold. In addition, as of December 31, 2001, we have borrowed over $650,000 from our majority shareholder and other related parties.

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

Current Liabilities

At December 31, 2001, our current liabilities were approximately $1,965,000. Of that amount, $650,000 consisted of notes payable to related parties. The line of credit was paid in full during the three months ended December 31, 2001. The remaining $1,315,000 represents accounts payable and accrued expenses due to vendors and unrelated parties.

Working Capital

At December 31, 2001, we had a working capital deficit of approximately $1,965,000, compared to a working capital deficit of approximately $1,880,000 at March 31, 2001. This increase in working capital deficit is due to cash required to fund our continuing operating losses, which have resulted in a shareholders' deficiency of $1,965,000 at December 31, 2001.

Cash Flows

Net cash used in operating activities was approximately $40,000 for the nine months ended December 31, 2001, compared to net cash provided by operating activities of $190,000 for the nine months ended December 31, 2000. We expect operating activities to be a net cash user unless operating results improve. Financing activities also resulted in a net cash use, reflecting the pay down of certain notes payable.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

Recent Losses

The Company has incurred operating losses since inception. For the nine months ended December 31, 2001, the Company reported net loss of approximately $270,000. There is no assurance that the Company will be profitable in any subsequent period.

Need for Additional Capital

The Company had a working capital deficiency of $1,965,000 as of December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company may need to obtain additional capital for future fiscal periods. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

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

            On February 8, 2002, the Company filed a Form 8-K regarding its change in auditor.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
iGenisys, Inc.
Dated: March 8, 2002	/s/ J. Daniel Bell J. Daniel Bell, President